Form 10QSB
period 1996-04-30
ANGSTROM TECHNOLOGIES INC
filed 1996-06-14
CIK 725774

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

 [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended April 30, 1996

 [  ]        TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                       For the transition period from       to

                         Commission file number 0-12646

                          ANGSTROM TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

             Delaware                                        31-1065350
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)

              1895 Airport Exchange Boulevard, Erlanger, KY 41018
                    (Address of principal executive offices)

                                 (606) 282-0020
                          (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1996, there were 21,985,118 shares of Common Stock outstanding.


TOTAL PAGES IN THIS REPORT:   13 (excluding cover but including signature page)

                                     INDEX



PART I.  Financial Information                                        Page No.

           Item 1. Financial Statements

                    Balance Sheets                                       2-3

                    Statements of Operations                               4

                    Statements of Cash Flows                               5

                    Notes to Financial Statements                        6-8

           Item 2. Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                       9-11

PART II.  Other Information

           Item 6.  Exhibits                                              12

SIGNATURES                                                                13

                          ANGSTROM TECHNOLOGIES, INC.
                                 BALANCE SHEET

                                                           April 30,       October 31,
                                                              1996           1995
                                                          (Unaudited)       (Note)
ASSETS
Current Assets:
    Cash                                                  $   66,413     $   129,308
    Short-term investments held to maturity                  695,121         901,633
    Interest receivable                                       11,231          11,489
    Accounts receivable                                      143,023         120,622
    Inventories
       Finished goods                                         21,896          14,052
       Raw materials and parts                               393,008         277,364
                                                          ----------     -----------
                                                             414,904         291,416
    Prepaid expenses                                          31,746         111,961
                                                          ----------     -----------

Total current assets                                       1,362,438       1,566,429

Furniture and equipment, at cost                              95,990          68,676
    Less: accumulated depreciation                           (38,561)        (31,104)
                                                          ----------     -----------
                                                              57,429          37,572
Other assets
    Long-term investments                                    448,752         448,092
    Patents, Net of amortization                              86,620          61,076
    Other assets                                               1,237           1,237
                                                          ----------     -----------
Total assets                                              $1,956,476     $ 2,114,406
                                                          ==========     ===========


NOTE: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                          ANGSTROM TECHNOLOGIES, INC.
                           BALANCE SHEET(CONTINUED)

                                                                    April 30,                  October 31,
                                                                      1996                        1995

                                                                   (Unaudited)                   (Note)
LIABILITIES AND CAPITAL
Current liabilities:
    Accounts payable                                           $      137,029                $     105,332
    Accrued liabilities                                                49,575                       47,223
      Long-term debt due within one year                               23,134                       23,134
                                                                -------------               --------------
        Total current liabilities                                     209,738                      175,689

Long-term debt                                                         83,222                       94,454


Capital
    Preferred stock, $.01 par value; 5,000,000
    shares authorized, 1,603,490 and 1,663,450
    shares issued and outstanding at April 30,
    1996 and at October 31, 1995.                                   2,638,513                    2,737,175

    Common stock, $.01 par value; 45,000,000 shares
    authorized, 21,985,118 and  21,745,278 shares issued
    and outstanding at April 30, 1996 and at October 31,
    1995.                                                             219,851                      217,453
    Additional paid-in capital                                      4,531,894                    4,435,631
    Accumulated deficit                                            (5,726,742)                  (5,545,996)
                                                                  -----------                  -----------
    Net capital                                                     1,663,516                    1,844,263
                                                                  -----------                  -----------

Total liabilities and capital                                    $  1,956,476                $   2,114,406
                                                                  ===========                 ============

NOTE: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                          ANGSTROM TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months Ended               Six Months Ended
                                             April 30,    April 30,         April 30,        April 30,
                                                1996        1995              1996             1995
Net sales                                   $ 244,083     $  168,706      $  442,582        $ 309,096

Cost of sales                                 120,150         64,611         260,307          148,739
                                            ---------    -----------     -----------       ----------

Gross Profit                                  123,933        104,095         182,275          160,357

Selling, general and
    administrative expenses                   215,338        276,324         395,197          524,993
                                            ---------    -----------     -----------       ----------
                                              (91,405)      (172,229)       (212,922)        (364,636)
Other income (expense)
    Interest income                            17,415         19,754          34,926           39,482
    Interest expense                           (3,305)        (3,946)         (6,778)          (8,041)
     Gain on sale of security                       0              0           4,028                0
                                            ---------    -----------     -----------       ----------
                                               14,110         15,808          32,176           31,441
                                            ---------    -----------     -----------       ----------

Net income (loss)                             (77,295)      (156,421)       (180,746)        (333,195)
                                            ---------    -----------     -----------       ----------

Less preferred dividend
    requirement                               (62,855)       (68,460)       (106,900)        (136,920)
                                            ---------    -----------     -----------       ----------

Net (loss) applicable to
    common stockholders                     $(140,150)   $  (244,881)    $  (287,646)      $ (470,115)
                                            =========    ===========     ===========       ==========

Net (loss) per share                        $   (0.01)   $     (0.01)    $    (0.01)       $    (0.02)
                                            =========    ===========     ===========       ==========

Weighted Average Number
    of Shares Outstanding                   21,760,958    21,553,078      21,985,118       21,553,078
                                           ===========   ===========     ===========      ===========


See accompanying notes.
                                      4

                         ANGSTROM TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  Six Months Ended April 30,
                                                      1996         1995
Operating Activities
  Net loss                                         $(180,746)   $(333,195)
  Adjustment to reconcile net loss
    to net cash used in operations
  Depreciation                                         7,457        6,793
  Amortization                                           566            0
    Changes in operating assets and
      liabilities:
        Increase in receivables                      (22,143)     (32,677)
        Decrease (Increase) in inventories          (123,488)      17,013
        Increase in prepaid expenses                  80,215       19,399
        Increase (Decrease) in accounts payable       31,697      (45,119)
        Increase (Decrease) in other liabilities       2,352      (11,772)
                                                   ---------    ---------

  Net cash used in operating activities             (204,090)    (379,558)

Investing activities
  Purchase of furniture and equipment                (27,315)      (1,304)
  Proceeds from maturity of investments              205,852      642,700
  Capitalization of Patents                          (26,110)           0
                                                   ---------    ---------

    Net cash provided by
              investing activities                   152,427      641,396
Financing activities
    Payment on preferred stock dividend                    0     (256,725)
    Payments on long-term debt                       (11,232)      (9,958)

         Net cash used in financing
              activities                             (11,232)    (266,683)
                                                   ---------    ---------

Net decrease in cash                                 (62,895)      (4,845)

Cash, beginning of period                            129,308       47,680
                                                   ---------    ---------

Cash, end of period                                $  66,413    $  42,835
                                                   =========    =========

Supplemental information:
    Interest paid                                  $   6,778    $   8,041

See accompanying notes
                                       5

                          ANGSTROM TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

 Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1996 is not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

 Note 2 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

 Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 1, 1995, in arrears. No dividend was accrued for the year ended October 31, 1995. The amount that would have been accrued at October 31, 1995 if a dividend had been recorded, would have been $266,152 ($.16 per preferred stock share payable at November 30, 1995 to holders of record 15 days prior to such date). No dividend has been accrued for the six month period ended April 30, 1996.) The amount that would have been accrued at April 30, 1996, if a dividend had been recorded, would have been approximately, $106,900 ($.16 per preferred stock share outstanding at that date).

Note 4 On December 3, 1993, the shareholders of the Company approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock to 45,000,000 from 25,000,000, increasing the authorized number of preferred stock to 5,000,000 from 2,000,000 and reducing the par value of the preferred stock to $.01 per share from $10.00 per share.

         On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock and each Class A warrant entitles the holder to purchase one share of the Company's common stock for $1.00 and to receive one Class B redeemable common stock purchase warrant which entitles the holder to purchase one share of the Company's common stock for $1.50.

                          ANGSTROM TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
Note 4   (Continued)

         The following conversions of preferred stock for common stock have occurred during the period ended April 30, 1996 as follows:

              Conversion     Preferred Stock    Common Stock
                Date             Converted         Received

              11/16/95            11,760            47,040
              2/7/96              14,800            59,200
              2/13/96              5,200            20,800
              3/12/96              3,450            13,800
              3/20/96              2,550            10,200
              4/2/96               8,700            34,800
              4/15/96              3,500            14,000
              4/16/96              8,000            32,000
              4/19/96              2,000             8,000
                               ---------         ---------
                                  59,960           239,840
                                ========           =======

    The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $3,206,980.

Note 5 Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended January 31, 1994 was zero. The tax effects of temporary differences that give rise to a deferred income tax asset, a corresponding valuation allowance and deferred tax liability at April 30, 1996 and October 31, 1995 are presented below:


                                                    April 30,       October 31,
                                                      1996             1995

   Deferred tax assets:
     Net operating loss                            $ 1,361,000      $ 1,320,000
     Reserve for inventory obsolescence                  2,000            4,000
                                                   -----------      -----------


     Total deferred tax asset                        1,363,000        1,324,000
     Less: valuation allowance                      (1,359,400)      (1,319,800)
                                                   -----------      -----------

       Net Deferred Tax Asset                      $     3,600      $     4,200
                                                   -----------      -----------

    Deferred tax liabilities:
       Note payable; rate differential                   3,600            4,200
                                                   -----------      -----------

         Net deferred tax liability                $     3,600      $     4,200
                                                   -----------      -----------

         Net deferred tax                          $         0      $         0
                                                   ===========      ===========

                          ANGSTROM TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 5   (Continued)

         The Company entered fiscal 1996 with cumulative net operating loss carryforwards of approximately $3,310,000 for federal income tax purposes which expire in the years 2000 to 2010. As a result of a capital stock transaction in May 1989, a change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred. The effect of the change in ownership is to severely limit the future utilization of the net operating loss carryforward existing at that date.

Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations


Fiscal 1996 Second Quarter and six months compared to Fiscal 1995 periods

        Net sales for the second quarter of Fiscal 1996 were approximately $244,000, an increase of 44.7% from the approximately $168,700 in net sales in the corresponding quarter of 1995. Sales for the six month period ended April 30, 1996 were approximately $442,600, an increase of 43.2% from the approximately $309,100 in sales for the corresponding six month period of the prior fiscal year. This increase in sales was a result of higher sales of chemicals and scanner equipment; this increase more than offset a reduction of revenues from repair and servicing of equipment, the latter resulting from the fact that the new scanners require significantly less maintenance and servicing than prior models. It is anticipated that the trend of decreased repair and servicing sales will continue, as more new units are sold. Cost of sales increased as a percentage of overall sales in the second quarter from 38.3% to 49.2%; this was due to the increase in cost of direct materials and in consultants' fees and costs of production of molds to prepare for higher volume production at lower cost in the manufacturing process for production of the Company's new reduced-function low-cost scanner and document reader.

        Selling, general and administrative expenses decreased from approximately $276,300 in the prior year's first quarter to approximately $215,300 in the first quarter of Fiscal 1996 and from approximately $525,000 to approximately $395,200 in the six month periods. These decreases were due to (i) greatly decreased marketing and direct selling expenses incurred as a result of the Company's emphasis on meeting with specific customers and potential accounts rather than reliance upon general advertising, (ii) to the fact that legal and other expenses in connection with patent applications were capitalized in the current period due to the issuance of patents to the Company relating thereto, while such items were treated as expenses in the corresponding period of Fiscal 1995. These decreases collectively acted to more than offset the increase in sales commissions, directly tied into the increase in sales.

        Research and development expenses remained significant, though decreasing somewhat to approximately $198,500 from approximately $268,800 in the corresponding six months of Fiscal 1995, as the Company completed development of a lower cost version of its scanner not encompassing all the features of its current model and commenced design of a special semi-conductor chip designed to "sweep" various components onto this chip and thereby lower manufacturing costs.

        The Company has been incurring expenses in an attempt to upgrade and broaden its product line and its marketing capability. It recently completed development of a miniaturized hand-held scanner and/or reader. It also has other hardware items in development and has reformulated some of its chemical compounds. In addition, Company executives and independent sales representatives have visited a number of potential customers to educate them about the Company's history and product lines. There can be no assurance, however, that such efforts will result in increased sales or that such sales will result in profitability.

        Interest expense of $6,778 was less than the $8,041 of such expense in the prior period. The Company was also able to generate interest income of $34,926 as compared with interest income of $39,482 in the corresponding quarter of Fiscal 1994.

        As a result of the foregoing, the Company incurred a net loss of $180,746 before dividend requirements during the first six months of Fiscal 1996 as opposed to a net loss of $333,195 before dividend requirements for the first six months of Fiscal 1995.


Liquidity and Capital Resources

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated sufficient cash flows from its operations and has depended upon financing from outside sources to maintain itself.

         On December 22, 1993 the Company consummated a public offering of its securities consisting of 1,725,000 units. Each unit was comprised of one share of 8% redeemable convertible preferred stock (convertible into four shares of Common Stock) and one Class A redeemable common stock purchase warrant. The Company received net proceeds of approximately $2,838,000 from such offering, after underwriting discounts and commissions and other expenses of the offering. The Company ultimately utilized approximately $382,000 of such proceeds to repay outstanding loans to the underwriter and the Company's officers, directors and stockholders. The Company anticipates that the proceeds of such public offering, together with existing funds, will enable it to fund its operating and capital needs through at least the end of its current fiscal year. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

        At the end of the second quarter of Fiscal 1996 as compared with the status prevailing as at the end of the Company's fiscal year ended October 31, 1995: the Company had a net decrease in cash and short-term investments of approximately $268,700 (primarily due to funding of operating losses as well as the expenditure of approximately $27,000 on an "IBM Fourth Shift Network" computer system to computerize accounting and inventory control functions), an increase in trade accounts receivable of approximately $22,400 (owing to timing of collections) and an increase in inventory of approximately $123,500 due to stocking of the new reduced-feature model of scanner. As in Fiscal 1995, the Company is continuing to pass upon the declaration of a dividend upon the preferred stock in order to conserve available funds.

Federal Income Taxes

        Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

        The tax effects of temporary differences that give rise to deferred income tax assets, a corresponding valuation allowance and deferred tax liabilities at October 31, 1995 and April 30, 1996 is presented below.


Deferred tax assets:                      April 30, 1996    October 31, 1995
                                          --------------    ----------------
Net Operating Loss                         $  1,361,000      $  1,320,000
Reserve for inventory obsolescence                2,000             4,000
                                          -------------     -------------
Total deferred tax asset:                     1,363,000         1,324,000
Less:  Valuation allowance                   (1,359,400)       (1,319,800)
                                           ------------      ------------
Net deferred tax asset                    $       3,600     $       4,200
                                          =============     =============
Deferred tax liabilities:
Note payable; rate differential                   3,600             4,200
                                          -------------     -------------
Net deferred tax liability                $       3,600     $       4,200
                                          =============     =============
Net deferred tax                          $         -0-     $         -0-
                                          =============     =============

        The Company has cumulative net operating loss carryforwards of approximately $3,310,000 million for federal income tax purposes which expire between the years 2000 to 2010. As a result of a capital stock transaction in May 1989, a change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred. The effect of the change in ownership is to severely limit the future utilization of the net operating loss carryforward existing at that date.

Other
         In the opinion of management, inflation has not had a material effect on the operations of the Company.

                                    Part II


Other Information

Item 6.  Exhibits

              (a)    Exhibits

                     No exhibits are being filed with this Quarterly Report on Form 10-QSB.

                                  SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     ANGSTROM TECHNOLOGIES, INC.



DATE:  June 12, 1996                              By: /s/ Daniel A. Marinello
                                                      -------------------------
                                                      Daniel A. Marinello
                                                      Chief Executive Officer
                                                                 and
                                                      Chief Financial Officer