Form 10QSB
period 1996-07-31
ANGSTROM TECHNOLOGIES INC
filed 1996-09-16
CIK 725774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended July 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

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

              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No __

As of July 31, 1996, there were 22,393,938 shares of Common Stock outstanding.

 TOTAL PAGES IN THIS REPORT: 13 (excluding cover but including signature page)

                                      INDEX

PART I.  Financial Information                                          Page No.
                                                                        --------
         Item 1. Financial Statements
                 Balance Sheets                                            2-3
                 Statements of Operations                                    4
                 Statements of Cash Flows                                    5
                 Notes to Financial Statements                             6-8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9-11

PART II. Other Information

         Item 6. Exhibits                                                   12

SIGNATURES                                                                  13

                           ANGSTROM TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                       July 31,         October 31,
                                         1996              1995
                                      (Unaudited)         (Note)
                                      -----------       -----------
ASSETS
Current assets:
  Cash                                $    60,865       $   129,308
  Short-term investments                  477,859           901,633
  Interest receivable                       6,914            11,489
  Accounts receivable                     101,995           120,622
  Inventories
    Finished goods                         25,350            14,052
    Raw materials and parts               468,768           277,364
                                      -----------       -----------
                                          494,108           291,416
  Prepaid expenses                         61,593           111,961
                                      -----------       -----------
Total current assets                    1,203,333         1,566,429

Furniture and equipment, at cost           95,990            68,676
  Less: accumulated depreciation          (41,416)          (31,104)
                                      -----------       -----------
                                           54,574            37,572
Other assets:
  Long-term investments                   449,034           448,092
  Patents, net of amortization             87,336            61,076
  Other assets                              1,382             1,237
                                      -----------       -----------
Total assets                          $ 1,795,659       $ 2,114,406
                                      ===========       ===========

NOTE: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           ANGSTROM TECHNOLOGIES, INC.
                            BALANCE SHEET (CONTINUED)

                                                  July 31,         October 31,
                                                    1996              1995
                                                 (Unaudited)         (Note)
                                                 -----------       -----------
LIABILITIES AND CAPITAL
Current liabilities:
  Accounts payable                               $   136,468       $   105,332
  Accrued liabilities                                 42,188            47,223
  Long-term debt due within one year                  25,302            23,134
                                                 -----------       -----------
    Total current liabilities                        203,958           175,689

Long-term debt                                        75,197            94,454

Capital
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, 1,501,285 and 1,663,450
   shares issued and outstanding at July 31,
   1996 and at October 31, 1995                    2,470,335         2,737,175
  Common stock, $.01 par value; 45,000,000
   shares authorized, 22,393,938 and 21,745,278
   shares issued and outstanding at July 31,
   1996 and at October 31, 1995                      223,939           217,453
  Additional paid-in capital                       4,695,984         4,435,631
  Accumulated deficit                             (5,873,754)       (5,545,996)
                                                 -----------       -----------
  Net capital                                      1,516,504         1,844,263
                                                 -----------       -----------
Total liabilities and capital                    $ 1,795,659       $ 2,114,406
                                                 ===========       ===========

NOTE: The balance sheet at October 31, 1995 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                                              ANGSTROM TECHNOLOGIES, INC.
                                                STATEMENT OF OPERATIONS
                                                      (UNAUDITED)

                                          Three Months         Three Months           Nine Months          Nine Months
                                              Ended                Ended                 Ended                Ended
                                          July 31, 1996        July 31, 1995         July 31, 1996        July 31, 1995
                                          -------------        -------------         -------------        -------------
Net sales                                  $    175,673         $    415,242         $    618,256         $    724,338
Cost of sales                                   111,874               96,427              372,180              245,166
                                           ------------         ------------         ------------         ------------
Gross profit                                     63,799              318,815              246,076              479,172
Selling, general and administrative
 expenses                                       222,825              233,365              618,022              758,358
                                           ------------         ------------         ------------         ------------
                                               (159,026)              85,450             (371,946)            (279,186)
Other Income (Expense)
  Interest income                                15,889               19,841               50,814               59,349
  Interest expense                               (3,143)              (3,793)              (9,921)             (11,834)
  Gain (loss) on sale of securities                (733)                   0                3,295                  (26)
                                           ------------         ------------         ------------         ------------
Net income (loss)                              (147,013)             101,498             (327,758)            (231,697)
                                           ------------         ------------         ------------         ------------
Less preferred dividend requirement             (60,100)             (67,340)            (167,000)            (202,020)
                                           ------------         ------------         ------------         ------------
Net income (loss) applicable to
 common stockholders                       $   (207,113)        $     34,158         $   (497,758)        $   (433,717)
                                           ============         ============         ============         ============
Net (loss) per share                       $      (0.01)        $       0.00         $      (0.02)        $      (0.02)
                                           ============         ============         ============         ============
Weighted Average Number of
 Shares Outstanding                          22,189,528           21,645,078           21,821,384           21,590,411

See accompanying notes.

                           ANGSTROM TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine Months Ended July 31,
                                                     --------------------------
                                                         1996          1995
                                                      ---------     ---------
Operating Activities
  Net loss                                            $(327,758)    $(231,697)
  Adjustments to reconcile net loss to net
   cash used in operations
     Depreciation                                         10,311        10,275
     Amortization                                            947             0
     Changes in operating assets and liabilities:
       Decrease (increase) in receivables                 23,202       (64,902)
       Decrease (increase) in inventories               (202,692)      (18,807)
       Decrease (increase) in prepaid expenses            50,368      (104,734)
       Increase in other assets                             (145)       (5,579)
       Increase (decrease) in accounts payable            32,785       (19,641)
       Increase (decrease) in other liabilities           (6,685)         (710)
                                                       ---------     ---------
  Net cash used in operating activities                 (419,665)     (435,795)

Investing Activities
  Purchase of furniture and equipment                    (27,314)       (1,304)
  Proceeds from disposition of investments               422,833       746,752
  Capitalization of patents                              (27,208)            0
                                                       ---------     ---------
    Net cash provided by investing activities            368,311       745,448

Financing Activities
  Payment on preferred stock dividend                          0      (256,725)
  Payments on long-term debt                             (17,089)      (15,165)
                                                       ---------     ---------
    Net cash used in financing activities                (17,089)     (271,890)
                                                       ---------     ---------
Net (decrease) increase in cash                          (68,443)       37,763
Cash, beginning of period                                129,308        47,680
                                                       ---------     ---------
Cash, end of period                                    $  60,865     $  85,443
                                                       =========     =========
Supplemental information:
  Interest paid                                        $   9,921     $  11,834

See accompanying notes.

                           ANGSTROM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996 is not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

Note 2 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 1, 1995, in arrears. No dividend was accrued for the year ended October 31, 1995. The amount that would have been accrued at October 31, 1995 if a dividend had been recorded would have been $266,152 ($.16 per preferred stock share payable at November 30, 1995 to holders of record 15 days prior to such date). No dividend has been accrued for the nine month period ended July 31, 1996. The amount that would have been accrued at July 31, 1996, if a dividend had been recorded, would have been approximately $167,000 ($.16 per preferred stock share outstanding at that date).

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

          The following conversions of preferred stock for common stock have occurred during the period ended July 31, 1996 as follows:

                Conversion      Preferred Stock      Common Stock
                   Date            Converted           Received
                ----------      ---------------      ------------
                  5/1/96              6,200             24,800
                  5/6/96              4,000             16,000
                 5/13/96              6,800             27,200
                 5/21/96             15,600             62,400
                 5/23/96             25,480            101,920
                  6/7/96             12,500             50,000
                 6/19/96              4,500             18,000
                  7/1/96              3,550             14,200
                  7/3/96              2,500             10,000
                 7/11/96             13,000             52,000
                 7/17/96              2,150              8,600
                 7/22/96              5,925             23,700
                                    -------            -------
                                    102,205            408,820
                                    =======            =======

          The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $3,002,570.

Note 5 Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended January 31, 1994 was zero. The tax effects of temporary differences that give rise to a deferred income tax asset, a corresponding valuation allowance and deferred tax liability at July 31, 1996 and October 31, 1995 are presented below:

                                                 July 31,     October 31,
                                                   1996          1995
                                               -----------    -----------
          Deferred tax assets:
            Net operating loss                 $ 1,396,000    $ 1,320,000
            Reserve for inventory
             obsolescence                            2,000          4,000
                                               -----------    -----------
            Total deferred tax asset             1,398,000      1,324,000
            Less: valuation allowance           (1,393,000)    (1,319,800)
                                               -----------    -----------
              Net deferred tax asset           $     3,000    $     4,200
                                               ===========    ===========
          Deferred tax liabilities:
            Note payable; rate differential          3,000          4,200
                                               -----------    -----------
              Net deferred tax liability       $     3,000    $     4,200
                                               ===========    ===========
              Net deferred tax                 $         0    $         0
                                               ===========    ===========

          The Company entered fiscal 1996 with cumulative net operating loss carryforwards of approximately $3,310,000 for federal income tax purposes which expire in the year 2000 to 2010. As a result of a capital stock transaction in May 1989, a change in ownership, as defined by Section 392 of the Internal Revenue Code, occurred. The effect of the change in ownership is to severely limit the future utilization of the net operating loss carryforward existing at that date.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Fiscal 1996 Third Quarter and Nine Months compared to Fiscal 1995 periods

     Net sales for the third quarter of Fiscal 1996 were approximately $175,700, a decrease of 57.6% from the approximately $415,200 in net sales in the corresponding quarter of 1995. This decrease covered both chemicals and scanner equipment, and resulted from the absence of a major sales order in this quarter, especially in light of significant sales made in the corresponding quarter of Fiscal 1995 to a postal contractor for the U.S. Postal Service certified mail label printing project. The Postal Service and this contractor continue to utilize both hardware and chemicals made by the Company and the Company is seeking additional orders from them. Sales for the nine month period ended July 31, 1996 were approximately $618,300, a decrease of approximately 14.6% from the approximately $724,300 in sales for the corresponding nine month period of the prior fiscal year. Cost of sales increased as a percentage of overall sales in the year-to-year third quarter from 23% to 64%; this was due to the lower sales base over which to spread fixed costs, the loss of certain economies of scale realizable by higher production rates, and higher engineering costs to facilitate production of new products. Cost of sales for the nine month comparative periods increased for these same reasons.

     Selling, general and administrative expenses decreased from approximately $233,400 in the prior year's third quarter to approximately $222,800 in the third quarter of Fiscal 1996 evidencing, among other things, the reduction in payment of sales commissions.

     Net interest income of approximately $15,900 for the third quarter of Fiscal 1996 was slightly less than the net interest income of $19,900 for the third quarter of the preceding fiscal year due to reduced capital available for investment; however, net interest income for the nine month period in Fiscal 1996 equalled $50,800, only a slight decrease from the $59,350 of net interest income for the first nine months of Fiscal 1995, since the effect of lesser funds to invest was partially offset by higher interest rates.

     As a result of the foregoing, the Company generated a net loss of approximately $147,000 before dividend requirements during the third quarter of Fiscal 1996 and a net loss of $327,800 before dividend requirements for the first nine months of Fiscal 1996, as opposed to a net profit of $101,500 and net loss of $231,700, respectively, for the corresponding periods of Fiscal 1995, again before dividend requirements.

Liquidity and Capital Resources

     At the end of the third quarter of Fiscal 1996, as compared with the status as at October 31, 1995, the Company had a net decrease in cash and short term investments of approximately $492,200 (primarily due to funding of operating losses), a decrease in trade accounts receivable of $18,600 (owing to timing of collections), an increase in inventory of $202,700 (as the Company readies for commercial production of its broader range of readers and chemical formulations) and a decrease in prepaid expenses of $50,400 largely resulting from a reduction in the amount of advances paid to manufacturing suppliers for future deliveries. It is anticipated that the Company will continue to experience a decrease in cash and short term investments unless and until more substantial sales revenues are generated. As indicated in Note 4 to these financial statements, no dividend has been accrued for the first nine months of Fiscal 1996 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove.

     The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated sufficient cash flows from its operations and has depended upon financing from outside sources to maintain itself.

     On December 22, 1993 the Company consummated a public offering of its securities consisting of 1,725,000 units. Each unit was comprised of one share of 8% redeemable convertible preferred stock (convertible into four shares of Common Stock) and one Class A redeemable common stock purchase warrant. The Company received net proceeds of approximately $2,838,000 from such offering, after underwriting discounts and commissions and other expenses of the offering. The Company ultimately utilized approximately $382,000 of such proceeds to repay outstanding loans to the underwriter and the Company's officers, directors and stockholders. The Company anticipates that the proceeds of such public offering, together with existing funds, will enable it to fund its operating and capital needs through at least the end of its next fiscal year. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

Federal Income Taxes

     Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

     The tax effects of temporary differences that give rise to deferred income tax assets, a corresponding valuation allowance and deferred tax liabilities at July 31, 1996 and October 31, 1995 is presented below.

                                            July 31, 1996    October 31, 1995
Deferred tax assets:                        -------------    ----------------
    Net Operating Loss                       $ 1,396,000       $ 1,320,000
    Reserve for inventory obsolescence             2,000             4,000
                                             -----------       -----------
Total deferred tax asset:                      1,398,000         1,324,000
    Less: Valuation allowance                 (1,393,000)       (1,319,800)
                                             -----------       -----------
Net deferred tax asset                       $     3,000       $     4,200
                                             ===========       ===========
Deferred tax liabilities:
    Note payable; rate differential                3,000             4,200
                                             -----------       -----------
Net deferred tax liability                   $     3,000       $     4,200
                                             ===========       ===========
Net deferred tax                             $       -0-       $       -0-
                                             ===========       ===========

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

            8-K Reports

        (b) No reports on Form 8-K were filed during the quarter in reference.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 13, 1996
                                           ANGSTROM TECHNOLOGIES, INC.

                                       By: s/Daniel A. Marinello
                                           Daniel A. Marinello
                                           Chief Executive Officer and
                                           Chief Financial Officer