Form 10KSB
period 1996-10-31
ANGSTROM TECHNOLOGIES INC
filed 1997-01-29
CIK 725774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
 [X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended October 31, 1996

                                            OR

 [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from ______ to ______

                  Commission File Number  0-12646

                           ANGSTROM TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                   31-1065350
-------------------------------                    ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

               1895 Airport Exchange Boulevard, Erlanger, KY 41018
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                    Issuer's telephone number: (606) 282-0020

Securities registered under Section 12(b) of the Exchange Act:

Title of each class        Name of each exchange on which registered
-------------------        -----------------------------------------

      None                 _________________________________________
___________________        _________________________________________


Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, $.01 par value ("Common Stock"); 8% Redeemable Convertible Preferred Stock, $.01 par value ("Preferred Stock").
        ------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X      No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                                    [Cover page 1 of 2 pages]

        The issuer's revenues for the fiscal year ending October 31, 1996 were $869,829.

        As of January 1, 1997, the aggregate market value, based on the average bid and asked prices, of the issuer's voting stock (Common Stock) held by non-affiliates was approximately $7,550,000. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at October 31, 1996 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

        As of January 1, 1997, there were 22,468,938 shares of Common Stock and 1,482,535 shares of Preferred Stock, outstanding, respectively.


                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None.
















TOTAL PAGES IN THIS REPORT:  28                      EXHIBIT INDEX:  PAGE 26
                             --                                           --




                                                    [Cover page 2 of 2 pages]

                                     PART I


Item 1.       Description of Business.

              Angstrom Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 3, 1983. The Company derived its name from the Angstrom units of measurement of wavelengths of light.

              The Company is engaged in the development, manufacture and sale of Electro-Optical Control Systems, consisting of an ultraviolet optical scanner and invisible fluorescent chemical compounds. The Company has developed and markets scanning units known as the OMNI 2000E and 2000H series. These units can be used individually or combined with several units, working in unison to provide statistical process control for manufacturing lines. Individually, the unit can determine the presence or absence of the fluorescent compound. When units are combined, a grid code is formed where information is generated and stored, then later read for a variety of applications. In addition, the Company produces a number of fluorescent compounds, each of which emits its own wave length. When printed, sprayed, or stamped, the marking compounds are non-visible under normal lighting conditions. This allows for marking over existing graphics or on different materials without changing the appearance of the product. These compounds are blended into a variety of materials to be applied to the customer's product. An example of materials, among others, are printing inks, plastic films, over-print varnish, adhesives, and hot plastic molding compounds. Also, due to the invisible nature of the compound, the system can also be used in a variety of security applications.

              The Company's technology involves placing a mark, comprised of a non-visible compound, on a product. These compounds emit a low level of visible light when excited by ultraviolet light transmitted from a scanner designed and sold by the Company. The scanner receives the visible light and converts it to an electronic signal. Using one of the many outputs available, an operator can be notified, an ejection device activated, and a programmable controller or computer can be signalled to take the appropriate action. The scanner works independent of varying background, color, shape, size, or ambient lighting conditions. These features are intended to overcome many of the disadvantages associated with conventional photoelectrics.

              The Company's products have historically been geared for use by the pharmaceutical and automobile parts manufacturing industries in connection with a variety of functions including: label verification, quality control, inspection, alignment, adhesive tracing, safety seal verification, sorting, automatic identification, matching and inserting. In addition to the foregoing applications, the Company has also developed and is in the process of marketing applications in the document security field, such as identification of counterfeit currency and verification of credit cards and other identification cards.

              Products

              The Company's products have traditionally consisted of an ultraviolet optical scanner and various chemical compounds. During Fiscal 1994 the Company completed the upgrading of the technology used in its products in order to produce a scanner incorporating a microprocessor which has advanced both its capability in (a) speed of reading, and (b) sensitivity. Among other things, this permits the scanner to read invisible bar codes and has greatly increased other potential applications. The Company's sales of scanners were not being actively promoted pending the development of the advanced scanner during Fiscal 1994.

              Use of outside production facilities tends to reduce the capital expenditures necessary to effect production and help expedite full scale production of the new units. The following are examples of expected improvements and are based on current engineering estimates: Estimated lamp life to be in excess of 20,000 hours as compared to current life of approximately 1,000 hours; estimated cost of electronic components (currently 66% of total cost) to be reduced by 90%; and increase depth of field (distance from scanner to target) by a factor of three. The Company is currently working on the commercialized production of two new basic compounds which are intended to be marketed in the security industry for a wide array of end-use products that will incorporate sophisticated wavelength and non-visible encoding. Current product development in the scanner by the Company has brought the technology into swipe bar code readers (verifying bar codes describing document information) and the Company has recently become enabled to produce a smaller compact hand held bar code reader, as well as to complete reformulation of certain of the chemicals used by the Company in conjunction with its scanners and readers.

              The Company is continuing to develop improvements in its electronic components by ultimately incorporating or "sweeping" support electronics into a semi-conductor chip, which will assist it to produce a miniature or hand-held reader and further developing the mechanical and optical portions of its scanner; it has also developed improved chemical compounds to be used in document security applications. In this regard, the Company plans to take multiple electronic components and incorporate them into a single semiconductor chip utilizing Complimentary Metal Oxide Semiconductor ("CMOS") technology. CMOS technology is designed to operate at low temperatures, thereby allowing the use of plastics for the final optical package embodiments.

              The Company's first new scanner was and is being offered for sale by the Company at prices ranging between $8,000 -$11,000 per unit, with a base price of $8,000 and additional optional features, such as remote LCD readout, external beeper, customized optics, customized computer programming interface and decoder interface for bar code reading available for additional charges of $500 or more for each such feature. More than twenty-five of the new scanning units have been sold. The scanners carry a sales price which varies, depending on the unit and such price, subject to volume discounts. The Company has found that many customers or potential customers require specific customizing of these scanning units, to meet the needs of the specific applications for which the units are being purchased. Such customizing may result in an increase in the price charged. In addition, existing customers who are using the Company's older version scanners are offered a credit against the price of the new scanner for a trade-in of their existing scanning devices.

              The Company has developed and now offers for sale five different scanning devices:

              1. Hand-Held scanner used, among other things, for verifying tickets to sporting and entertainment events;

              2. Mid-Range scanner used for a variety of commercial applications;

              3. High-End scanner, which has the ability to tie-into a computer, and is being used for the U.S. Postal Office Certified Mail Project.

              4. High-End and High-Security Document scanner, which allows modulation of upper and lower reading limits, to be used for check sorting and check verification application;

              5. Document Reader, which is portable and easily moveable, to be used for verifying tickets to sporting and entertainment events, among other things.

              The Company has also been developing its chemical compounds to keep pace with both scanner development and the needs of its customers and markets. A significant achievement was the development of sub-micron compound number 6 which has been specified by the US Postal Service for incorporation in the fluorescent ink used on certified mail labels; as a result, the Company recently received a new purchase order from a subcontractor of the US Postal Service for this compound (see "Sales and Marketing"). In addition, over 60 new ultraviolet compounds have been developed by the Company, which is conducting performance and related testing on the same to determine which compounds will be placed into manufacturing for commercial use.

              Manufacture

              The components of the Company scanners are manufactured by outside contractors, in accordance with the Company's standards, pursuant to purchase orders issued by the Company on an as needed basis. No manufacturer has been given an exclusive retention and the Company believes that there are numerous alternative sources for securing production of such components.

              Final assembly and quality control testing of the scanners are performed on-site with Company personnel.

              The scanning compounds are manufactured off-site by a custom chemical manufacturer under a confidentiality agreement, providing protection for the Company's trade secrets. The custom chemical manufacturer is responsible for EPA, NIOSH, and OSHA compliance to the extent such laws are applicable. The Company has entered into this agreement to produce its chemicals, at a lower unit cost and with enhanced capacity to meet the increasing production level which may be required by the Company's new marketing efforts, should the later result in sales increases. However, the Company believes that there are numerous alternative sources for manufacturing its chemical compounds and that its not dependent on the arrangement presently in effect. In an effort to enhance its optical and general development laboratories, the Company, in July 1994, commenced to employ a research chemist, at an annual compensation of approximately $55,000, and is also utilizing laboratory facilities for further development of chemical compounds at a local university at a cost of approximately $19,000 per annum. The Company has also retained a product engineer, at an annual cost estimated to be approximately $80,000, whose activities involve, among other things, to sweep many of the scanner's electronic circuits onto a chip. See

"Products". It is anticipated that such activities will continue during Fiscal 1997. The anticipated source of funds therefore is the Company's working capital, derived from its public offering in Fiscal 1994.

              Sales and Marketing

              The Company has been engaged in a program designed to upgrade its products, expand its product lines and attempt to substantially increase its customer base. In connection therewith, the Company commenced its sales and marketing program in January, 1993 by the use of independent sales representatives. However, until September, 1994, the Company's program for sales of hardware was held in abeyance, pending the completion of development and test marketing of its new Omni 2000H scanner. Commencing on or about February 1994, the Company began a more intensive sales and marketing program.

              For its sales efforts, the Company utilizes Messrs. Marinello and Ryan, two of its executive officers, who allocate a significant portion of their time to sales and marketing efforts. During Fiscal 1993 and Fiscal 1994, approximately $7,800 and $20,900, respectively, were expended by the Company in its sales and marketing efforts, in addition to which approximately $5,100 and $29,400, respectively, were paid as compensation to the Company's Chief Executive Officer under an employment agreement measuring compensation by way of the Company's overall sales. During Fiscal year 1995, approximately $158,000 has been paid as sales commissions to executive officers while during Fiscal 1996, approximately $133,000 was paid as sales commissions to executive officers and $3,701 paid as royalties. It is the Company's goal to attempt to increase its sales and marketing through the mode of entering into strategic alliances and joint venturing endeavors with well-placed firms in various business areas rather than expending large sums in developing the Company's own independent direct selling structure.

              The Company's sales efforts have been disappointing on a historical basis until the third quarter of Fiscal 1995. In Fiscal 1991 the Company had $259,841 in sales, comprised of eleven scanners sold at an average price of $4,937 with chemical sales of approximately 66% of total sales. In Fiscal 1992 the Company had $467,433 in sales, comprised of twenty-seven scanners sold at an average price of $5,175 with chemical sales approximately 60% of total sales. In Fiscal 1993 the Company had $346,026 in sales, comprised of seven scanners sold at an average price of $4,913 with chemical sales of approximately 80% of total sales. Of the scanner sales in Fiscal 1993, all were to existing rather than new customers, although some chemical sales were to new customers. Net sales for the fiscal year ended October 31, 1994 totaled $531,339, a substantial increase from the $346,026 in sales in Fiscal 1993; This trend of increased sales continued in Fiscal 1995 when net sales equalled $1,050,281. Such increase was generated in the main by sales to a sub-contractor for the U.S. postal service in connection with production of labels for certified mail. These customer orders covered both the purchase of chemical compounds for use in printing ink to be utilized in labels for certified mail as well as the sale by the Company of six scanners for use by the subcontractor in its internal verification system in connection with the production of certified mail labels. Such labels are to be used by the U.S. Postal Service in connection with an automation system, using equipment of a third party, scheduled for operation during 1996, which will among other things, automatically sort-out certified mail from other types of mail. During Fiscal 1996, the Company's revenues decreased to $869,829 due to the completion of the Postal Service contract, although following the close of Fiscal 1996 the Postal contract entered a new phase wherein the Company received orders for additional amounts of its chemical compound. With the Company's new line of scanner and reader hardware and broad-based chemicals to be used with these items, the Company's attempting to broadly increase its sales base. However, the Company's sales must still be regarded as below levels deemed necessary to establish profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operations" for a breakdown of sales, margins and related items respecting the Company's chemical and scanner/hardware sales, respectively.

              Markets

              Among the principal industries which presently utilize or constitute potential clients for the Company's products are pharmaceutical firms (for labels and bottling) and automobile parts manufacturers; incident thereto, or, as markets for additional products, are adhesive manufacturers, label manufacturers, and stamp and paper currency manufacturers.

              The foregoing applications cover a wide variety of industrial processing including quality assurance, manufacturing and product sorting.

              In the pharmaceutical industry, the Company's products are utilized to insure the correct label is placed on the correct pharmaceutical product; in addition, verification of label alignment and safety seal presence are employed in the food and drug industries.

              In the automotive industry, the Company's products are utilized in the identification of correct labels on assembly parts and the detection of adhesive presence in sub-assembly components.

              In the packaging industries, the Company's products are utilized to ensure correct label placement, in the sorting of various products and in adhesive detection.

              The new improved scanners being developed by the Company, and the compact reading devices incident thereto, are believed by management to have applications in various facets of the document security industry, as well as in the process control field previously serviced by the Company. Among such new applications, would be the prevention of counterfeiting of currencies, postage stamps and tickets to various sports and entertainment events, and marking of items being sold to consumers through retail outlets. The Company is currently exploring potential customers with an interest in a wide variety of security applications under development by the Company. Among other things, the Company is preparing for a test marketing of its technology to be used in connection with the identification of counterfeits and sorting of bank checks. The Company has also sold its ultraviolet chemical for use in inks being used on U.S. government documentation, such as passports.

              Products manufactured by the Company are presently sold to a limited number of clients and customers under a relatively few contracts or purchase orders. During the Company's fiscal year ended October 31, 1995 sales to one customer exceeded 10% of net sales and amounted to approximately 50% of the Company's sales while during the year ended October 31, 1996, sales to three customers in excess of 10% were approximately 15%, 17% and 17%, respectively.

              Competition

              The Company competes with a number of companies, both in its present line of business (labeling of pharmaceutical bottles, automotive parts and similar items) and in the prospective business to be entered into with the new prototype (security applications for documents). Many of such competitors have greater financial and other resources. In the labeling and parts identification business, among its competitors are Data Logic, Inc. and Sick Optic Electronic, GmBh, both of which have readers capable of reading broad (rather than specific) bands of light and do not provide either application engineering or scanning compounds. The Company's scanners are capable of operating on a more defined basis and can differentiate among certain colors. Accordingly, the Company believes that its scanner is capable of sorting out various labels for different products whereas readers produced by competitors are able to detect fluorescent chemicals on labels but cannot sort out similar labels. The Company's existing products are comparable in price to those of its competitors. The Company also competes with the machine vision industry, which utilizes solid state cameras and complex computer programs for similar applications, such as product and label identification, that the Company offers to similar markets. The Company's ultraviolet detection system, which can also be used for labeling applications, is priced at approximately $8,000 per system compared to a range of $12,000-$15,000 for video systems generally available for bottling and production line identification. Such competing video systems are produced and sold by (a) General Electric Vision division of General Electric Corporation; (b) GM Fanuk, a joint venture of General Motors Corporation and Fanuk Corporation (a Japanese firm); and (c) Penn Video, Inc.

              With respect to document security, the Company's New Technology scanner competes with a number of other products used for this purpose, including holograms (which are three-dimensional representations designed with certain visual attributes for the purpose of thwarting counterfeits). The Company also competes with technology which places water marks and/or fabric threads within paper and currency. The Company believes that, if its New Technology scanner proves commercially feasible, it will enjoy a superiority against counterfeiting over these other technologies since the Company's non-visible specific frequency ultra-violet chemical compounds will be more difficult to duplicate than are competing document security devices. The basis for this belief is that the Company's products can differentiate its chemistry within ten nanometers of the spectrum whereas its competitors have thus far produced sensors which principally read in the blue area of the spectrum; by having greater specificity in its reading capacity, the Company can blend other colors into its blue spectrum inks and read such colors with greater particularity, thereby giving the Company's products a broader range of application.

              Intellectual Property Rights and Technology Protection

              The Company has trademark registrations in the United States for "INVISI:GRAPHICS" and "Angstrom Technologies, Inc", and "SDR". The use and registration rights of a trademark holder do not ensure that such holder has superior rights to others that may have registered or used identical related marks on related goods or services. The Company has chosen to greatly reduce the current use of the "INVISI:GRAPHICS" and "SDR" trademarks as part of an image upgrade featuring the new technology products in manufacturing and development. The principal register trademark: Angstrom, Registered June 23, 1987, which remains in effect through June 23, 2007, will still be used in the Company's new marketing logo.

              The Company's initial patent was issued for ultraviolet reader technology, and is described as "Fluorescent object recognition system having self-modulated light source." In addition, in May 1995, the Company was granted patents covering an authentication system and relating to the calibration of fluorescence detectors, respectively, and also has other patents pending. The patent on the authentication system and methods covers 27 claims which incorporates the technology developed by the Company for its new scanners and bar code reader. The Company has six patents in effect at this time. Despite this fact, there can be no assurance, that any present or future patents which may issue in the Company's favor would necessarily protect the Company from competition or potential competition. Accordingly, the Company anticipates reliance for the foreseeable future on both its patents and on contractual rights, trade secrets and copyright laws.

              Pursuant to its Executive Employment Agreements with Messrs. Marinello, Liang and Ryan (See "Interests of Management and Others in Certain Transactions"), the three executives are engaged, among other things, in a plan of activity to expand patent and intellectual property coverage for the Company. New patents are being developed and filed in the name of the individuals, who have agreed to assign a two-thirds interest therein to the Company, which is obligated to cover the cost of filing fees and fees of patent counsel. The Company will have exclusive rights to use such patents for a royalty fee of 5% of gross profits during the term of the aforesaid employment agreements, and at a royalty equal to 10% of gross revenues thereafter.

              Employees

              The Company presently employs four executives, three engineering employees, a research chemist, an office manager and one full-time and one part-time clerical person. It also retains an outside accounting firm to supervise its financial records and independent consultants on business and engineering matters, as necessary. The President assists Company personnel in applications engineering.


              Public Offering and Preferred Stock Dividend

              On December 22, 1993 the Company consummated a public offering of its securities consisting of 1,725,000 units. Each unit was comprised of one share of 8% redeemable convertible preferred stock (convertible into Common Shares at a rate of $.50 per share) and one Class A redeemable common stock purchase warrant. The Company received net proceeds of approximately $2,838,000 from such offering, after underwriting discounts and commissions and other expenses of the offering.

              The Company declared an initial cash dividend of .15 cents per share upon its shares of 8% Convertible Preferred Stock, such dividend being paid on December 5, 1994 to holders of record as of the close of business on November 30, 1994. In order to conserve capital resources, the Board of Directors of the Company has determined not to declare a dividend on the shares of Preferred Stock for the subsequent period through the date hereof; such amounts which would be payable are to be accrued and will be due and payable prior to the declaration of any dividends upon the Company's shares of Common Stock.

Item 2.       Properties

              The Company maintains its executive offices in Erlanger, Kentucky, comprising approximately 2,000 square feet. Such offices are leased for a period through May 14, 1999 at a cost of approximately $15,000 per year, and have been considered adequate to meet its present needs. The Company also leases adjacent storage space on a month-to-month basis at a rate of approximately $900 per annum.


Item 3.       Legal Proceedings

              (a)    The Company is not engaged in any litigation.

              (b)    Not applicable.


Item 4.       Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1996.

                                     PART II


Item 5.       Market for Common Equity and
              Related Stockholder Matters.

              The Company's shares of Common Stock are traded in the over-the-counter market and quoted in the "pink sheets" published by the National Quotation Bureau, Inc. ("NQB"). Such shares are presently listed on the NASD non-NASDAQ "Electronic Bulletin Board". However, since the shares have traded on an inactive basis during many of the periods set forth below, the Company does not regard such price quotations as representing prices at which sizable transactions could have been or were effected.

              The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarter during the period November 1, 1994 through October 31, 1996 as furnished by the NQB. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                       BID
                                              ---------------------
                                              High             Low
                                              ----             ---

                  Fiscal 1995
                  -----------

                  11/1/94 to 1/31/95           .21             .05
                  2/1/95 to 4/30/95            .21             .05
                  5/1/95 to 7/31/95            .25             .05
                  8/1/95 to 10/31/95           .50             .12

                  Fiscal 1996
                  -----------

                  11/1/95 to 1/31/96           .25             .18
                  2/1/96 to 4/30/96            .53             .25
                  5/1/96 to 7/31/96            .81             .50
                  8/1/96 to 10/31/96           .56             .38


                  On January 21, 1997, the high bid price for the Company's Common Stock was $.93 per share. The number of holders of the Company's Common Stock was approximately 560 on November 9, 1996, computed by the number of record holders; this does not take account of stockholders for whom shares are being held in the names of brokerage houses and clearing agencies.

                  The Company has never paid a cash dividend upon its Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

Item 6.       Management's Discussion and Analysis or Plan of Operation.


Summary of Operations


Year Ended October 31, 1996 ("Fiscal 1996") compared to Year Ended October 31, 1995 ("Fiscal 1995")

              Net sales of $869,829 for Fiscal 1996 reflect a decrease of 16.2% from the $1,050,281 in net sales in Fiscal 1995. This decrease in sales was reflected both in sales of chemicals and scanner equipment. During Fiscal 1995, sales of both product categories to a subcontractor for the U.S. Postal Service totaled approximately $477,000, or approximately 45% of the Company's total sales while there were no sales during Fiscal 1996 to this party, reflecting the concluding portion of that particular contract. However, in a recent development, the Company has been awarded another contract by this subcontractor in connection with an additional phase of this project by the U.S. Postal Service and revenues derived from this customer should be reflected in the first six months of operations during Fiscal 1997 (the current fiscal year). The cost of sales, as a percentage of overall sales, on a year-to-year comparison increased from 34.1% to 50.1%; this was due to the lower sales base over which to spread fixed costs, the loss of certain economics of scale previously realizable by higher production rates, and increased engineering costs to facilitate production of new products.

              Selling, general and administrative expenses decreased slightly from approximately $973,850 in Fiscal 1995 to approximately $945,900 in Fiscal 1996. This decrease was primarily due to the lower sales commissions payable on the reduced sales figures as well as to a modest reduction in development expenses as the Company successfully completed the development of the hand-held scanner, mid-range and remote controlled scanners as well as the development of formulations for a variety of additional chemical compounds. Six patents in all have been issued to the Company from the U.S. Patent Office; costs relating thereto had previously been either capitalized or expensed by the Company.

              The Company generated a net loss of $467,207 before dividend requirements during Fiscal 1996 as compared with a net loss of $217,211 for Fiscal 1995, before dividend requirements.

              After taking into account research and development and interest expenses, the Company incurred operating losses (before applicable interest income) in Fiscal 1995 of approximately $104,000 on chemicals and $193,000 on scanner and hardware sales, while incurring operating income on chemical sales of approximately $313,000 and a loss of $248,000 on scanners and hardware sales in Fiscal 1996 on these items.

              Net interest income of approximately $50,750 for Fiscal 1996 was slightly less than the net interest income of approximately $63,900 in Fiscal 1995 as a result both of lower interest rates, which gave a lesser return on investment, and the fact that the Company's cash balances available for investment were slightly lower.

Liquidity and Capital Resources

              The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

              The Company had cash and cash equivalents, and investments, of $840,692 as at the end of Fiscal 1996 as compared with $1,490,521 as at the end of Fiscal 1995, resulting in a decrease in these categories of $649,829, which was used to fund operating losses as well as cover expenditures for its new computerized operating system and molds for more efficient manufacture of scanners. It also experienced a slight decrease in trade accounts receivable of $9,682 and an increase in inventory of $274,589 due to the fact that it has produced a full line of products to present to customers and potential customers. Prepaid expenses at such dates decreased materially from $111,961 to $1,181 due to the absence of a need to make advance payments to suppliers. It is anticipated that the Company will continue to experience a decrease in cash and short term investments while it is engaged in development expenses related to new products and until more substantial sales revenues are generated. As indicated in Note 2 to these financial statements, no dividend has been accrued for Fiscal 1996 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1997, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

Federal Income Taxes

              Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

              The tax effects of temporary differences that give rise to deferred income tax assets, a corresponding valuation allowance and deferred tax liabilities at October 31, 1996 and October 31, 1995 is presented below.


  Deferred tax assets:              October 31, 1996           October 31, 1995
                                    ----------------           ----------------

       Net Operating Loss               $ 1,498,000                 $1,320,000

       Other Net                              5,800                      4,000
                                        -----------                   --------

  Total deferred tax assets               1,503,800                  1,324,000

       Less:  Valuation allowance        (1,503,800)                 1,319,800
                                        -----------                  ----------

  Net deferred tax asset                $    -0-                    $    4,200
                                        ===========                 ==========

  Deferred tax liabilities:

        Note payable; rate
          differential                         -                        (4,200)
                                        -----------                -----------

  Net deferred tax liability            $      -                   $    (4,200)
                                        ===========                ===========

  Net deferred tax                      $    -0-                   $     -0-
                                        ===========                ===========


              The Company has cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire between the years 2000 to 2011. As a result of a capital stock transaction in May 1989, a change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred. The effect of the change in ownership is to severely limit the future utilization of the net operating loss carryforward existing at that date.


Other

              In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 7.       Financial Statements

              The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 13(a)(1).


Item 8.       Changes In and Disagreements With Accountants on Accounting and
                     Financial Disclosure.

              None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of Exchange Act.


The executive officers and directors of the Company are as follows:

Name                      Age        Positions

Daniel A. Marinello        56        President, Chief Executive Officer
                                     and Chief Financial Officer and a director

Louis Liang                53        Executive Vice President-Strategic Business
                                     and a director

William J. Ryan            57        Executive Vice President-Operations
                                     and a director

Douglas B. Kruger          53        Secretary and a director


Daniel A. Marinello has been Chief Executive Officer and Chief Financial Officer of the Company since October 28, 1992. Prior thereto and since February, 1987, Mr. Marinello has been serving as a director of the Company and as an advisory engineer thereto. Prior thereto, from February, 1966 through July, 1992, he held several engineering, management and advisory positions for the IBM Corporation in Essex Jct., Vermont.

Louis Liang has been a director since February 1, 1994 and was appointed Executive Vice President - Strategic Business in May, 1994. Mr. Liang was most recently Director of Subcontract Operations and Package Development Technology of VLSI Technology Inc. for a four year period from May, 1989 to June, 1993. He has been employed, since 1972, in various capacities in the electronic and semiconductor industries, including positions dealing with research and development, engineering, operations and new venture and business development matters. He has also been active as a technical, marketing and management consultant to companies in the Silicon Valley. Mr. Liang has a B.A. and M.S. degrees in Applied Physics from the University of California, San Diego and Santa Barbara campuses.

William J. Ryan has been a director and Executive Vice President - Operations since April 1, 1994. He has served most recently, between July, 1992 and April, 1994, as an Executive Management Consultant to several high technology semiconductor suppliers and equipment manufacturers. His responsibilities included developing market strategy, product design and implementing cost effective manufacturing processes. Prior to becoming engaged in the consulting business, Mr. Ryan was employed at IBM for 27 years in various senior engineering and technical management positions. His last assignment with IBM was as Senior Engineering Manager of Advanced Semiconductor Equipment Engineering. Mr. Ryan holds a B.S. degree in Mechanical Engineering from the University of Vermont and has published technical papers and spoken extensively at executive management and technical management seminars.

Douglas B. Kruger has been a director since November 2, 1992. On January 18, 1993, Mr. Kruger was elected to serve as Secretary of the Company. Mr. Kruger is presently and has since September, 1991 been an independent business and marketing consultant. Prior thereto, from November, 1988 to its sale in September, 1991, he was the Chief Executive Officer and sole stockholder of Concept Surfaces Corp., a decorative surfacing company located in Florida. Between June, 1964 and November, 1988, he held a variety of positions with the IBM Corporation including manufacturing technician and as an executive with the International Procurement Group of that firm.

              Each of the Company's directors has been elected at the recent Annual Meeting of Stockholders to serve until the next such Annual Meeting and until his successor has been elected and qualified. The Company's executive officers are appointed annually by the Company's directors. Each of the Company's officers continue to serve until their successors have been appointed.

              Under federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5. Based on its review of the copies of such forms it has received, the Company believes that all of its officers, directors and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during Fiscal 1996.

Item 10.       Executive Compensation

               The following Summary Compensation Table shows compensation paid by the Company for services rendered during Fiscal Years 1996 and 1995 for Daniel A. Marinello, who was the Chief Executive Officer and President and Chief Operating Officer at the end of such fiscal years. No other executive officers of the Company received salary and bonus compensation which exceeded $100,000 in such fiscal years.


                           Summary Compensation Table

                                     ===========================
                                                    Long Term
                                       Annual      Compensation
                                    Compensation      Award
=====================================---------------------------================
Name and                                                           All Other
 Principal Position           Year     Salary        Options      Compensation
================================================================================
Daniel A. Marinello Chief     1996     ---            ----(3)       $93,058(2)
Executive Officer and Chief   1995     ---            ----          $96,172(2)
Financial and Accounting
Officer(1)
================================================================================

-----------------------
(1) Commenced to serve as such on October 28, 1992. See "Daniel A. Marinello - Employment Agreement" below for a description of the terms of Mr. Marinello's compensation.
(2)      Comprised of accrued commission.
(3) Options covering 1,000,000 shares at a price of $.125 per share were granted in November, 1994.


Daniel A. Marinello - Employment Agreement During Prior Fiscal Years

         On October 28, 1992, Mr. Marinello entered into an employment agreement with the Company. It provides for him to be employed as Chief Executive Officer and Chief Financial Officer through October 28, 1995 at an annual salary of (a) fifteen (15%) percent of sales produced by him and five (5%) percent of sales revenues of sales representatives, payable at the end of the month in which payment for such sales is received by the Company, and (b) a bonus payment computed by the following percentage of the Company's pre-tax profits in excess of a base amount equal to the Company's pre-tax profits, if any, for its fiscal year ended October 31, 1992 during each year of the term hereof:

                     5% of the first $1,000,000;
                     4% of the second $1,000,000;
                     3% of the third $1,000,000;
                     2% of the fourth $1,000,000; and
                     1% of any excess of pre-tax profits over $4,000,000.

Executive Employment Agreement between the Company and
Messrs. Marinello, Liang and Ryan

    The Board of Directors of the Company has approved and the stockholders of the Company, at the Annual Meeting of Stockholders, held November 7, 1994, ratified and approved, an Executive Employment Agreement (the "Agreement"), between the Company, on the one hand, and Messrs. Marinello, Liang and Ryan, its three highest ranking executive officers as a management team (the "Team"). The Agreement has become effective on and as of November 1, 1994 and supersedes the existing Employment Agreement with Mr. Marinello as well as the employment arrangements with Messrs. Liang and Ryan. Since May, 1994, Messrs. Liang and Ryan have been receiving compensation equal to $5,000 per month for each such person. An outline of the terms of the Agreement is as follows:

Term

    The term of the Agreement is initially for a three year period commencing as of November 1, 1994 and ending October 31, 1997. The Agreement thereafter is automatically renewed for annual consecutive renewal periods of one year each unless terminated by notice of non-renewal sent either by the Company or the Team, at least 60 days prior to the expiration of the initial term or any renewal term; provided, however, that the Company may only terminate the Agreement in the event that its net profits after taxes during the preceding 12 months is either a negative number or does not equal or exceed at least $150,000 more than the Company's net profits after taxes for the prior 12 month period, or its sales do not show at least a 15% increase between such periods.

Compensation

    The Employment Agreement previously in effect with Mr. Marinello provided that he shall receive compensation equal to 15% of gross sales and 5% of the first $1,000,000 of pre-tax profits annually, with a sliding percentage thereafter. The Agreement, which has now superseded Mr. Marinello's Employment Agreement, provides that the Team shall receive, allocated among them, an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. The net sales component of compensation is divided among Messrs. Marinello, Ryan and Liang in the amounts of 10.5%, 4.5% and 0%, respectively, while the 10% of the first million dollars in pre-tax profits is apportioned 5%, 2.5% and 2.5%, respectively, and maintained in the same ratio, as such percentage may be reduced.

Duties

    Members of the Team are to be employed in their current capacities whereby Mr. Marinello will remain President and Chief Executive Officer, Mr. Liang, Executive Vice President - Strategic Business and Mr. Ryan as Executive Vice President - Operations. Each member of the Team is required to devote substantially all of his business time and efforts in the Company's employ and to perform such services for the Company and its subsidiaries or affiliates as may exist from time to time. The Team will be responsible for the general and active management of the Company's business, including its assets and liabilities, and the direct supervision of its managers, employees and sales agents, subject, at all times, to the direction and control of the Board of Directors. In connection with the specific task of product development, the Team is charged with implementing the program dealing with product performance, enhanced consistency of operation, and refinement and improvement of the Company's products and the commercial applications thereof. The Team will also recruit, train, supervise and evaluate independent contractors to act as manufacturer's representatives to market the Company's products and services in the United States.

Termination

    The Company may terminate the Agreement only for "cause", which shall consist of (a) a violation of the non-competition provisions, (b) commission of an act or existence of circumstances which constitute "cause" within the meaning of Delaware law, or (c) malfeasance or the commission or omission of acts which, in the reasonable judgment of the Board of Directors, are contrary to the instructions of the Board of Directors.

Non-Competition

    During the term of the Agreement, the Team may not compete with the Company's business in the United States or in any foreign jurisdiction in which the Company is then conducting business.

Additional Provisions

    (a) In the event that one or two members of the Team are incapacitated or unable to perform their duties, the other members of the Team, if still performing his duties, shall be entitled to the entire compensation payable to the Team under the Agreement.

    (b) Each member of the Team has been granted a Stock Option covering 1 million Shares of the Company, exercisable at $.125 per Share which constitutes the fair market value thereof, 50% of such number of shares becoming immediately exercisable, with 250,000 exercisable after one year and the balance of the shares becoming exercisable after the second anniversary of such grant. These options have been granted pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), which was ratified and approved at the Annual Meeting of Stockholders referred to above.

Intellectual Property Rights

    The Team is required to assign to the Company a 2/3rds interest in any patents or other intellectual property created by it which is used in the Company's business. The Company is required to pay the Team a royalty computed by 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. In the event of termination of the Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents.


Take Over or Merger

    In the event there is a buy out, take over or merger of the Company by a third party (collectively called the "Takeover"), the Team shall be entitled to receive twenty-five percent (25%) of the total value of the Takeover payable immediately upon consummation of the Takeover, in cash or cash equivalent acceptable to the Team, each member of the Team to receive one-third (1/3) of the twenty-five percent (25%) payment; notwithstanding the foregoing, (A) the aggregate payment to be made to the Team in event of a Takeover shall not exceed $45 million, and (B) no sums on account of any such transaction shall be payable to the Team in such event unless (i) if the Takeover occurs during the period up to and including October 31, 1996, the Company reports net profits after taxes in the most current fiscal year at least equal to or exceeding the Company's net profits after taxes for the prior twelve month period by at least $150,000 (or there are at least $150,000 in net profits if there were no net profits in the preceding fiscal year) and the Company's sales display at least a 15% increase in the most recent such fiscal year period over the preceding twelve month period, or (ii) if the Takeover occurs during the period from and after November 1, 1996, the total value of the Takeover equals or exceeds $12.5 Million for the Company's assets or capital stock, as the case may be. In the event of a payment to the Team in respect of a Takeover of the Company, such payment shall be in addition to any amounts otherwise received by the members of the Team in exchange for shares in the Company sold or exchanged by them pursuant to such Takeover.


1983 and 1985 Stock Option Plans

     Under the Company's Amended 1983 Stock Option Plan and 1985 Stock Option Plan (the "Plans"), officers and other key employees who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 700,000 shares of the Company's Common Stock. Options to purchase 300,000 shares have been previously exercised, options to purchase 50,000 shares have been cancelled, and options to purchase 240,000 shares are outstanding. The Plans also provide for the issuance of stock appreciation rights in connection with the granting of stock options. Option prices may not be less than 100% of the fair market value of the Common Stock on the date of grant and unexercised options expire not more than ten years from date of grant. The Plans are administered by a Stock Option Committee ("Committee") of the Board of Directors. Stock options are granted to management and others based upon a variety of criteria including the position held by such executive, employee or other person, the responsibilities with which such person is charged, the person's length of service with the Company, and the necessity and desirability to the Company of rendering an incentive to such person to continue his relationship with the Company and to enthusiastically foster the Company's best interests. Subject to the guidelines of the Plans, the Committee determines who options will be granted to, the type of options to be granted, the number of shares, the option price per share, and the time when the options may be exercised.

     In addition to the options under the aforesaid Plans, the Company has granted options to acquire 1,700,000 shares outside of such Plans at a price of $.125 per share. On September 14, 1993, options to acquire 100,000 shares of Common Stock at a price of $.125 per share for a three-year period were granted to Douglas Kruger, the Company's Secretary and a director, and to each of Messrs. Louis Liang and William J. Ryan, who were then consultants to, and are now officers and directors of, the Company. On June 23, 1994, Mr. Kruger was granted an option to acquire 50,000 shares of common stock at a price of $.125 per share under the Company's 1985 stock option plan.

     Reference is made to the last paragraph of the discussion under "1994 Stock Option Plan" for information concerning the grants of options under that plan to three executive officers and directors, effective as of November 7, 1994. During Fiscal 1995, options to purchase an aggregate of 100,000 shares at a price of $.125 per share for a ten year period extending until May 18, 2005 were granted to six Company employees. During Fiscal 1996, options to purchase 75,000 shares of Common Stock at a price of $.41 per share for a ten year period extending until August 21, 2006 were granted to Company employees, including a grant of 25,000 options to Douglas Kruger, Secretary and a director of the Company.

1994 Stock Option Plan

     On June 23, 1994, the Board of Directors unanimously adopted the Company's 1994 Stock Option Plan (the "1994 Plan"), subject to stockholder approval (which has been obtained) at the Annual Meeting of Stockholders held November 7, 1994. The Company's prior stock option plans remain in effect as well. Under the 1994 Plan, a total of 6,300,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees ("Eligible Participants"). The 1994 Plan provides that the number of Shares subject thereto and outstanding options and their exercise prices, are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combination of shares. Shares allocated to options and stock appreciation rights which have terminated for reasons other than the exercise thereof may be reallocated to other options and/or stock appreciation rights. Ratification and approval of the 1994 Plan with stockholders also constituted ratification and approval of the options to be granted thereunder to the Company's executive officers and directors as described below.

     Both incentive stock options and nonstatutory stock options may be granted under the 1994 Plan to Eligible Participants, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. Such exercise price may be payable in cash or, with the approval of the committee which administers the 1994 Plan, by a combination of cash or Shares. Shares received upon exercise of options granted under the 1994 Plan will be subject to certain restrictions on sale or transfer. The term of any option may not exceed ten years from the date of grant. Conditions for the exercise of options, which must be consistent with the terms of the 1994 Plan, are fixed by a committee appointed by the Board of Directors, consisting of not less than two nor more than five persons.

     Optionees under the 1994 Plan with incentive stock options may exercise up to 20 percent of such options granted for each year of service to the Company after the date of grant of the option, but the committee may accelerate the schedule of the time or times when an option may be exercised, provided that the fair market value of the securities subject to an incentive stock option may not exceed $100,000 at the first time such options become exercisable.

     If the optionee shall die, the 1994 Plan provides that the option may be exercised, to the extent that the holder shall have been entitled to do so at the date of death, by the optionee's executors or administrators, or by any person who acquired the right to exercise such option by bequest or inheritance or by reason of the death of the optionee, at any time, or from time to time, within one year after the date of the optionee's death, but not later than the expiration of the option. If an optionee's employment by the Company terminates, whether as a result of termination by the Company or by the employee, normal retirement, early retirement, or disability retirement, the 1994 Plan provides that the option holder may exercise such option, to the extent that he may be entitled to do so at the date of the option holder's termination, at any time, or from time to time, within ninety days of the date of termination of the option holder's employment, but not later than the expiration of the option.

     The 1994 Plan also provides for stock appreciation rights, pursuant to which the optionee may surrender to the Company all or any part of an unexercised option and receive from the Company in exchange therefor Shares having an aggregate market value equal to the dollar amount obtained by multiplying (x) the number of Shares subject to the surrendered options by (y) the amount by which the market value per Share at the time of such surrender exceeds the exercise price per Share of the related option. The Company's obligation arising from an exercise of stock appreciation rights may also be settled by the payment of cash, or a combination of cash and Shares. The Board of Directors may at any time terminate or from time to time amend or alter the 1994 Plan, subject to certain restrictions.

     Each of Messrs. Marinello, Liang and Ryan has received grants under the 1994 Stock Option Plan to acquire one million Shares of the Company at a price per Share equal to $.125, the fair market price of the Shares on both June 23, 1994, the date on which the options were granted as well as November 7, 1994 the date on which the 1994 Stock Option Plan was ratified and approved by stockholders at the Annual Meeting of Stockholders and such grants were reconfirmed and reissued. Such options are exercisable to the extent of 500,000 shares immediately, an additional 250,000 of the first anniversary of the date of grant and the balance of 250,000 shares exercisable from and after the second anniversary of the date of grant, with such options expiring ten years from the date of grant unless sooner terminated in accordance with its respective provisions.

     With respect to each named executive officer, the following table sets forth information concerning all unexercised options (whether or not issued under one of the Company's Plans) held at October 31, 1996:


                                  Aggregated Option Exercises in Last Fiscal Year
                                             and FY-End Option Values

                                                                                                  Value of Unexercised in-
                                                                   Number of Unexercised          the-Money Options at FY-
                            Shares Acquired      Value             Options at FY-End (#)          End ($) Exercisable/
Name                        on Exercise (#)      Realized ($)      Exercisable/Unexercisable      Unexercisable
----                        ---------------      ------------      -------------------------      -------------

Daniel Marinello              -----              ------            1,200,000/250,000              $   530,750/$  109,375

Louis Liang                   -----              ------            850,000/250,000                $   371,875/$  109,375

William J. Ryan               -----              ------            850,000/250,000                $   371,875/$  109,375

Douglas B. Kruger             -----              ------            175,000/0                      $    76,563/$  --



Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table and notes thereto sets forth information regarding the beneficial ownership of the Company's shares of Common Stock as of October 31, 1996 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) each of the named executive officers of the Company, and (iv) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares of Common Stock owned.

Name and Address                      Amount and Nature of          Percent of
of Beneficial Owner(1)                Beneficial Ownership(2)       Class (2)
-------------------                   --------------------          ---------
Kenneth J. Koock(3)                    3,523,096(2)                 13.8%
2 Robin Hill Road
North Caldwell, New Jersey 07006

Daniel A. Marinello                    1,865,000(4)                  7.3%

Louis Liang                            1,004,000(5)                  3.9%

William J. Ryan                          950,000(6)                  3.7%

Douglas Kruger                           675,000(7)                  2.6%

All officers and directors as a
  group (four persons)                  4,494,000                   17.6%
---------------
(1)   Unless otherwise indicated, address is c/o the Company.
(2) Based on a total of 22,468,938 shares of Common Stock issued and outstanding as of October 31, 1996 and 3,075,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options (both qualified under the Plans and non-qualified options issued apart from such Plans) by persons described in the foregoing table.
(3) All shares are owned directly, except for 125,000 shares held as custodian for Mr. Koock's grown children which are included in this total; he disclaims beneficial ownership of such shares as well as of any shares which may be owned by other officers and/or stockholders of M.H. Meyerson & Co., Inc.
(4)   Includes presently exercisable options to acquire 1,200,000 shares.
(5) Includes presently exercisable options to acquire 850,000 shares; also includes 4,000 shares held in custodial trust for a child, beneficial ownership of which is disclaimed.
(6)   Includes presently exercisable options to acquire 850,000 shares.
(7)   Includes presently exercisable options to acquire 175,000 shares.

Item 12. Certain Relationships and Related Transactions

      Commencing as of November 1, 1994 and following ratification and approval of the proposed Employment Agreement by the stockholders at the Annual Meeting on November 7, 1994, Messrs. Marinello, Ryan and Liang are, and have been, employed under the terms and conditions contained in Employment Agreement described hereinabove. (See "Executive Compensation"). In addition, incident thereto, the stockholders ratified and approved the Company's 1994 Stock Option Plan pursuant to which such three individuals each received options to acquire one million shares of Common Stock at a price of $.125 per share. As of the date hereof, Messrs. Marinello, Liang and Ryan have been jointly engaged in a plan of activity designed to establish and expand the patent and other intellectual property coverage afforded the Company's products and developments. One prior patent which had lapsed because of technical requirements was successfully recovered and five new patents have been granted and four other applications are in process. While the applications are filed in the names of the individuals, they have agreed to assign a two-thirds interest therein when any patents issue. The Company has been paying filing fees and fees of patent counsel in connection with this endeavor. The Company has exclusive rights to use such patents during the term of the Employment Agreement for an aggregate royalty fee of 5% of the gross profits of products sold utilizing such patents or other such intellectual property; following termination of such Employment Agreement, the Company may retain exclusive use of the patents and other intellectual property, by payment of a royalty equal to 10% of the gross revenues of products sold utilizing the same.

      On November 7, 1994, the Board of Directors of the Company adopted a form of Indemnity Agreement to be entered into with all executive officers and directors of the Company, providing for indemnification to be made to them for expenses and liabilities relating to their services for the Company, to the fullest extent permitted under Delaware law.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-KSB.

(a)   Documents filed as part of this report:

       1.    Financial Statements:                                        Page

                  Report of Independent Auditors...........................F-1

                  Balance Sheet as of October 31, 1996 ....................F-2

                  Statements of Operations for the
                   Years ended October 31, 1996 and 1995...................F-4

                  Statements of Capital for the
                   Years ended October 31, 1996 and 1995...................F-5

                  Statements of Cash Flows for the
                   Years ended October 31, 1996 and 1995...................F-6

                  Notes to Financial Statements............................F-7


      2.     Exhibits Filed Herewith

             10(a)  Consent of Independent Auditors

      3.     Exhibits and Index:

             The following were filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-86754) and are incorporated by reference herein:

             10.7     1994 Stock Option Plan.

             10.8 Form of Employment Agreement between the Company and executive team of Messrs Marinello, Liang and Ryan.

             10.9 Form of Indemnity Agreement between the Company and its executive officers and directors.

The following were filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-69190) and are incorporated by reference herein:

            3.1     Restated Certificate of Incorporation of the Company.

            3.2     Form of Amendment to Certificate of Incorporation.

            3.3     By-Laws of the Company.

            4.1 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company, including forms of Class A and Class B Warrants.

            10.5 Form of Underwriter's Unit Purchase Option between the Company and the Underwriter (M.H. Meyerson & Co., Inc.).


The following were filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 2-85945) and are incorporated by reference herein:

           3(a)     Certificate of Incorporation

           3(b)     By-laws

           10(c)    Incentive Stock Option Plan (1983)

           10(d)    Form of Option under Incentive Stock Option Plan

The following were filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its year ended October 31, 1991 and are incorporated by reference herein:

           3        Certificate of Incorporation and Bylaws

          10.1      1983 Stock Option Plan

          10.2      1985 Stock Option Plan

The following was filed as an exhibit to the Company's annual report on Form 10-KSB for its year ending October 31, 1994 and is incorporated by reference herein:

            2. Stock Option Grants dated November 7, 1994 between the Company each of Messrs. Marinello, Liang and Ryan.

(b)  Reports on Form 8-K:

              There were no reports on Form 8-K filed during the quarter ended October 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 1997                        ANGSTROM TECHNOLOGIES, INC.



                                         By: /s/ Daniel A. Marinello
                                             ---------------------------
                                             Daniel A. Marinello,
                                             Chief Executive Officer and
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                  TITLE                                   DATE



/s/ Daniel A. Marinello    Chief Executive Officer,             January 28, 1997
------------------------   Chief Financial Officer and a
Daniel A. Marinello        Director (Principal Executive
                           Officer, Principal Financial
                           Officer and Principal Accounting
                           Officer)


/s/ Louis Liang            Executive Vice President -           January 28, 1997
------------------------   Strategic Business and a Director
Louis Liang


/s/ William J. Ryan        Executive Vice President -           January 28, 1997
------------------------   Operations and a Director
William J. Ryan


/s/ Douglas B. Kruger      Secretary and a Director             January 28, 1997
------------------------
Douglas B. Kruger

                         Report of Independent Auditors

The Board of Directors
Angstrom Technologies, Inc.

We have audited the accompanying balance sheet of Angstrom Technologies, Inc. as of October 31, 1996, and the related statements of operations, capital and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstrom Technologies, Inc. at October 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                                              ERNST & YOUNG LLP



Cincinnati, Ohio
January 6, 1997

                           Angstrom Technologies, Inc.

                                  Balance Sheet

                                October 31, 1996


Assets
Current assets:
   Cash and cash equivalents                                  $     24,175
   Short-term investments                                          816,517
   Accounts receivable                                             110,940
   Interest receivable                                               6,093
   Inventories:
     Finished goods                                                 30,168
     Work in process                                                12,906
     Raw materials and parts                                       522,931
                                                            ------------------
                                                                   566,005
   Prepaid expenses                                                  1,181
                                                            ------------------
Total current assets                                             1,524,911

Furniture and equipment, at cost                                   141,789
   Less accumulated depreciation                                    46,609
                                                            ------------------
Net furniture and equipment                                         95,180

Patents, less accumulated amortization of $4,518                    97,877
                                                            ------------------
Total assets                                                    $1,717,968
                                                            ==================

Liabilities and capital
Current liabilities:
   Accounts payable                                         $   190,938
   Accrued liabilities                                           55,520
   Long-term debt due within one year                            26,068
                                                            -----------
Total current liabilities                                       272,526

Long-term debt                                                   68,386

Capital:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,482,535 issued and outstanding
    (liquidation preference of $2.00  per share)              2,439,483
   Common stock, $.01 par value; 45,000,000 shares
    authorized, 22,468,938 shares issued and outstanding        224,690
   Additional paid in capital                                 4,726,086
   Accumulated deficit                                       (6,013,203)
                                                            -----------
Net capital                                                   1,377,056
                                                            -----------
                                                            $ 1,717,968
                                                            ===========


See accompanying notes.

                           Angstrom Technologies, Inc.

                            Statements of Operations


                                                     Year ended October 31
                                                     1996           1995
                                                     ----           ----


Net sales                                        $   869,829    $ 1,050,281

Cost of sales                                        441,886        357,611
                                                     -------        -------

Gross profit                                         427,943        692,670

Selling, general and administrative expenses         945,906        973,852
Interest expense                                      12,876         15,469
Interest income                                      (63,632)       (79,440)
                                                    --------       --------
                                                     895,150        909,881
                                                     -------        -------
Net loss                                            (467,207)      (217,211)
Less dividend requirement on preferred stock        (237,206)      (266,152)
                                                    --------       --------
Net loss applicable to common stock              $  (704,413)   $  (483,363)
                                                 ===========    ===========
Net loss per common share                        $     (0.03)   $     (0.02)
                                                 ===========    ===========

See accompanying notes.

                                           Angstrom Technologies, Inc.

                                               Statements of Capital


                                      Preferred Stock             Common Stock          Additional                        Net
                                  -----------------------    ------------------------     Paid in       Accumulated     Capital
                                   Shares       Amount         Shares      Par value       Capital         Deficit    (Deficiency)
                                   ------       ------         ------      ---------       -------         -------    ------------


Balance at October 31, 1994       1,711,500  $ 2,816,240     21,553,078   $   215,531    $ 4,358,488    $(5,328,785)   $ 2,061,474
   Conversion of preferred stock    (48,050)     (79,065)       192,200         1,922         77,143                           ---
   Net loss                                                                                                (217,211)      (217,211)
                                  ---------  -----------     ----------    ----------    -----------    -----------     ----------

Balance at October 31, 1995       1,663,450    2,737,175     21,745,278       217,453      4,435,631     (5,545,996)     1,844,263
   Conversion of preferred stock   (180,915)    (297,692)       723,660         7,237        290,455                           ---
   Net loss                                                                                                (467,207)      (467,207)
                                  ---------  -----------     ----------    ----------    -----------    -----------     ----------
Balance at October 31, 1996       1,482,535  $ 2,439,483     22,468,938   $   224,690    $ 4,726,086    $(6,013,203)   $ 1,377,056
                                  =========  ===========     ==========   ===========    ===========    ===========    ===========

See accompanying notes.

                           Angstrom Technologies, Inc.
                            Statements of Cash Flows



                                                                             Year ended October 31
                                                                             1996             1995
                                                                             ----             ----

Operating activities
Net loss                                                                  $(467,207)      $ (217,211)
Adjustments to reconcile net loss to net cash used by
    operating activities:
     Depreciation and amortization                                           19,624           13,994
     Changes in operating assets and liabilities:
       Accounts receivable                                                    9,682          (58,825)
       Interest receivable                                                    5,396           (7,088)
       Inventories                                                         (274,589)         (56,573)
       Prepaid expenses                                                     110,780          (66,230)
       Accounts payable                                                      85,606          (11,958)
       Accrued liabilities                                                    8,297            1,348
                                                                              -----            -----
Net cash used by operating activities                                      (502,411)        (402,543)

Investing activities
Purchases of furniture and equipment                                        (73,113)          (1,304)
Proceeds from sale of investments                                           533,208          824,205
Capitalization of patents                                                   (40,920)         (61,475)
Other assets                                                                  1,237                -
                                                                              -----          -------
Net cash provided by investing activities                                   420,412          761,426

Financing activities
Payment of preferred stock dividend                                               -         (256,725)
Principal repayments of long-term debt                                      (23,134)         (20,530)
                                                                            -------          -------
Net cash used by financing activities                                       (23,134)        (277,255)
                                                                            -------         --------
Net (decrease) increase in cash                                            (105,133)          81,628
Cash and cash equivalents at beginning of year                              129,308           47,680
                                                                            -------           ------

Cash and cash equivalents at end of year                                   $ 24,175        $ 129,308
                                                                           ========        =========
Supplemental cash flow disclosures
Cash paid for interest                                                   $   12,876       $   15,470
Conversion of preferred stock to common stock                               297,692           79,065

See accompanying notes.


                           Angstrom Technologies, Inc.

                          Notes to Financial Statements

                            October 31, 1996 and 1995

1. Significant Accounting Policies

Business

Angstrom Technologies, Inc. (the Company), is a developer and manufacturer of electro-optical scanning devices and related ultraviolet chemical compounds. The Company sells primarily to Fortune 500 companies in a variety of industries, and generally does not require collateral for credit sales. During the year ended October 31, 1995, sales to one customer exceeded 10% of net sales and amounted to 50%. Credit losses are provided for in the financial statements when necessary and have been consistently within management's expectations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Furniture and Equipment

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the useful life of the assets.

Patents

The Company has been awarded four patents from the U.S. Patent office. The legal fees associated with the application and approval of these patent applications for U.S. and foreign patents have been capitalized. These patent costs are being amortized over the life of the patent.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

Net Loss Per Common Share

Calculations of net loss per common share are based on the weighted average number of shares outstanding during each year.

                           Angstrom Technologies, Inc.

1. Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement established financial accounting and reporting standards for stock-based employee compensation plans. Companies may elect to account for such plans under the fair value method or continue the previous accounting and disclose pro forma net income and earnings per share as if the fair value method was applied. The statement is to be applied on a prospective basis beginning in the Company's fiscal year 1997.

The Company has not yet determined the potential financial statement impact of the Standard.

Use of Estimates

The preparation of the financial statements using generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts recorded in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Results of Operations and Management's Plans

The Company has employment agreements with its key executives (the Team) which provides that the team receive an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure.

During the fiscal year ended October 31, 1994, the shareholders of the Company approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock to 45,000,000 from 25,000,000, increasing the authorized number of shares of preferred stock to 5,000,000 from 2,000,000 and reducing the par value of the preferred stock previously authorized to $.01 per share from $10.00 per share.

                           Angstrom Technologies, Inc.

2. Results of Operations and Management's Plans (continued)

On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of approximately $2,838,000 after offering expenses. Each unit consists of one share of the Company's 8% redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock and each Class A warrant entitles the holder to purchase one share of the Company's common stock for $1.00 and to receive one Class B redeemable common stock purchase warrant which entitles the holder to purchase one share of the Company's common stock for $1.50. The preferred stock has a cumulative dividend rate of $0.16 per share per annum and carries a liquidation preference of $2.00 per share plus any dividends in arrears.

In 1996 and 1995, Management has determined that available funds are more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividends will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 30, 1996 ($503,358) and 1995 ($266,152), in arrears. No dividend has been accrued for the year ended October 31, 1996 and 1995. The amount that would have been recorded at October 31, 1996 and 1995, if a dividend had been declared, would have been $237,206 and $266,152, respectively. The preferred stock is subject to redemption at the company's option at $2.00 per share on 30-60 days written notice at any time after one year from the effective date (December 22, 1993), provided that the closing high bid price for common stock shares is at least $1.00 per share for 10 consecutive trading days. The net proceeds of the offering were used primarily to repay outstanding notes payable and fund operating and capital needs. Specific plans primarily include scanning system product development, additional purchases of inventory and additional rental space and upgraded sales and marketing efforts.

As a result of these various actions, the Company believes that it will be able to continue its operations through its 1997 fiscal year.

                           Angstrom Technologies, Inc.

                    Notes to Financial Statements (continued)



3. Investments

Investments at October 31, 1996 are comprised of U.S. Treasury bills, $367,243, classified by management as available for sale, and U.S. Treasury bonds, $449,274, classified as held to maturity. These investments mature within one year and are carried at amortized cost which approximates market value at October 31, 1996.

Interest income of $63,632 and $79,440 includes approximately $12,000 and $736 from the amortization of discounts on investments in 1996 and 1995, respectively.

4. Long-term Debt

Long-term debt at October 31, 1996 consists of the following:

Non-interest  bearing promissory note, payable in
    monthly  installments of $3,000 through
    January 1, 2000, less discount of $32,412
    imputed at an annual rate of 12%               $     94,454

Less current maturities                                  26,068
                                                 -----------------
                                                   $     68,386
                                                 =================

The non-interest bearing promissory note was originally an interest bearing demand note with a principal balance of $297,940. The terms of the note have been renegotiated to provide for repayment of the principal balance only over a period of 97 months. The note is carried at the present value of its scheduled payments discounted at an annual rate of 12%.

The following payments of principal are required subsequent to October 31, 1996:

                  1997                                 $ 26,068
                  1998                                   29,375
                  1999                                   33,100
                  Thereafter                              5,911
                                                 -----------------
                                                         94,454
                                                 =================

                           Angstrom Technologies, Inc.

5. Stock Option Plans

Under the Company's Amended 1983 Stock Option Plan and 1985 Stock Option Plan (the Plans), officers and other key employees who perform services on behalf of the Company may be granted either non-qualified stock options or incentive stock options for the purchase of up to 700,000 shares of the Company's common stock. The Plans also provide for the issuance of stock appreciation rights in connection with the granting of stock options. Option prices may not be less than 100% of the fair market value of the common stock on the date of grant and unexercised options expire not more than 10 years from date of grant. The Plans are administered by a Stock Option Committee (the Committee) of the Board of Directors. Subject to the guidelines of the Plans, the Committee determines who options will be granted to, the type of options to be granted, the number of shares, the option price per share, and the time when the options may be exercised.

On June 23, 1994, the Board of Directors unanimously adopted the Company's 1994 Stock Option Plan (the "1994 Plan"), subject to stockholder approval (which has been obtained) at the Annual Meeting of Stockholders held November 7, 1994. The Company's prior stock option plans remain in effect as well. Under the 1994 Plan, a total of 6,300,000 shares are reserved for issuance to employees, including directors and officers who may not be salaried employees ("Eligible Participants"). The 1994 Plan provides that the number of shares subject thereto and outstanding options and their exercise prices, are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combination of shares. Shares allocated to options and stock appreciation rights which have terminated for reasons other than the exercise thereof may be reallocated to other options and/or stock appreciation rights. Ratification and approval of the 1994 Plan with stockholders also constituted ratification and approval of the options to be granted thereunder to the Company's executive officers and directors.

Each member of the Team has received grants under the 1994 Stock Option Plan to acquire one million shares of the common stock of the Company at a price per share equal to $.125, the fair market price of the shares on both June 23, 1994, the date on which the options were granted as well as November 7, 1994 the date on which the 1994 Stock Option Plan was ratified and approved by stockholders at the Annual Meeting of Stockholders and such grants were reconfirmed and reissued. Such options are exercisable to the extent of 500,000 shares immediately, an additional 250,000 on the first anniversary of the date of grant and the balance of 250,000 shares exercisable from and after the second anniversary of the date of grant, with such options expiring ten years from the date of grant unless sooner terminated in accordance with its provisions.

                           Angstrom Technologies, Inc.

5. Stock Option Plans (continued)

     Options expire in 2001, 2002, 2004 or 2005 based upon the date of grant. Changes in options outstanding under the Plans are as follows:

                                                               Stock Option
                                       Shares                  Price Range
                                       ------                  -----------

Balance at October 31, 1994          3,390,000               $0.01 and $.125
   Granted                             100,000                    $.125
                                    ----------
Balance at October 31, 1995          3,490,000               $0.01 and $.125
   Granted                              75,000                    $.406
                                    ----------
Balance at October 31, 1996          3,565,000               $0.01 and $.125
                                    ==========

At October 31, 1996, 7,000,000 shares of common stock are reserved for issuance under the Plans.

At a special meeting of the Company's shareholders on January 20, 1992, options were granted outside of the Company's stock option plans to the Company's former president to purchase 1,000,000 shares of common stock. These options were repurchased by the company during 1996 for $3,000. In addition, options were granted to the chief executive officer to purchase 400,000 shares of common stock. The option price of each grant is $0.125 per share and the options expire on April 14, 1997.

At a special meeting of the Board of Directors on September 14, 1993, options were granted outside of the Company's stock option plans to the Team to purchase a total of 300,000 shares of common stock at an option price of $0.125 per share for a period expiring September 14, 1997.

                           Angstrom Technologies, Inc.

6. Related Party Transactions

During the fiscal year ended October 31, 1996 the Company paid approximately $133,000 ($158,000 in 1995) in commissions to the Team in accordance with the Agreement described in Note 2 to the financial statements. The Company paid consulting fees of approximately $207,000 ($169,000 in 1995) to various members of the Board of Directors and/or corporate officers or to entities controlled by them for Board of Directors fees, technical, research and development and sales and marketing services rendered during the year.

The Company is required to assign to the Team a 1/3rd interest in any patents or other intellectual property created by the Team which is used in the Company's business. The Company is required to pay the Team a royalty computed at 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. In the event of termination of the Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents. During the year ended October 31, 1996 the Company paid royalties of approximately $3,701 to the Team ($4,320 in 1995).

7. Leases

Minimum future rental payments under commitments for noncancelable operating leases in effect at October 31, 1996, principally for facilities is approximately $32,000 in 1996.

Total rent expense under operating leases was $14,623 and $14,109 for the years ended October 31, 1996 and 1995, respectively.

                           Angstrom Technologies, Inc.

8. Federal Income Taxes

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. The tax effects of temporary differences at October 31, 1996 is presented below:

                                                           October 31,
                                                              1996
                                                        ------------------
         Deferred tax assets:
            Net operating loss                              $ 1,498,000
            Other, net                                            5,800
                                                        ------------------
         Total deferred tax assets                            1,503,800
         Less: valuation allowance                            1,503,800
                                                        ------------------
         Net deferred tax asset                         $             -
                                                        ==================

The Company has cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire in the years 2000 to 2011. As a result of a capital stock transaction in May 1989, a change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred. The effect of the change in ownership is to substantially limit the future utilization of the net operating loss carryforward existing at that date.

9. Research and Development Costs

Research and development costs charged to expense during the fiscal years ended October 31, 1996 and 1995 were approximately $349,590 and $527,000, respectively.