Form 10QSB
period 1997-01-31
ANGSTROM TECHNOLOGIES INC
filed 1997-03-14
CIK 725774

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1997

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

------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 28, 1997, there were 22,893,178 shares of Common Stock outstanding.

TOTAL PAGES IN THIS REPORT:   11 (excluding cover but including signature page)

                                      INDEX

PART I.   Financial Information                              Page No.
                                                             --------

          Item 1.  Financial Statements

                   Balance Sheets                              2-3

                   Statements of Operations                      4

                   Statements of Cash Flows                      5

                   Notes to Financial Statements               6-7

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                  8-9

PART II.  Other Information

          Item 6.  Exhibits                                     10

SIGNATURES                                                      11

                           Angstrom Technologies, Inc.
                                  Balance Sheet

                                                         Jan. 31,         Oct. 31,
                                                           1997             1996
                                                        (Unaudited)         (Note)
Assets
Current assets:
  Cash and cash equivalents                             $   127,697       $   24,175
  Short-term investments                                    696,348          816,517
  Accounts receivable                                       132,981          110,940
  Interest receivable                                         4,794            6,093
  Inventories:
    Finished goods                                           31,054           30,168
    Work in process                                          11,963           12,906
    Raw materials and parts                                 521,811          522,931
                                                      -----------------------------------
                                                           564,828           566,005
  Prepaid expenses                                           3,151             1,181
                                                      -----------------------------------
Total current assets                                     1,529,799         1,524,911

Furniture and equipment, at cost                           151,208           141,789
  Less accumulated depreciation                             51,343            46,609
                                                      -----------------------------------
Net furniture and equipment                                 99,865            95,180

Patents, less accumulated amortization of $6,027            96,367            97,877
                                                      -----------------------------------
Total assets                                            $1,726,031        $1,717,968
                                                      ===================================

NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                          Angstrom Technologies, Inc.
                           Balance Sheet (continued)


                                                                            Jan. 31,       Oct. 31,
                                                                             1997            1996
                                                                         (Unaudited)        (Note)
            Liabilities and capital
            Current liabilities:
               Accounts payable                                        $   114,323      $   190,938
               Accrued liabilities                                          66,037           55,520
               Long-term debt due within one year                           26,858           26,068
                                                                       -----------       ----------
            Total current liabilities                                      207,218          272,526

            Long-term debt                                                  61,367           68,386

            Capital:
               Preferred stock, $.01 par value; 5,000,000 shares
                 authorized, 1,449,595 issued and outstanding
                 (liquidation preference of $2.00 per share)             2,385,132        2,439,483
               Common stock, $.01 par value; 45,000,000 shares
                 authorized, 22,600,698 shares issued and outstanding      226,007          224,690
               Additional paid in capital                                4,779,120        4,726,086
               Accumulated deficit                                      (5,932,813)      (6,013,203)
                                                                       ----------------------------
            Net capital                                                  1,457,446        1,377,056
                                                                       ----------------------------

            Total liabilites and capital                                $1,726,031       $1,717,968
                                                                       ============================

NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                            Statements of Operations

                                   (Unaudited)

                                                     Three Months Ended Jan. 31
                                                        1997             1996
                                                     ---------------------------
Net sales                                            $ 422,796      $   198,499

Cost of Sales                                          119,450          140,157
                                                     ---------------------------
Gross profit                                           303,346           58,342

Selling, general and administrative expenses           227,365          179,859
Interest expense                                         2,772           (3,472)
Interest income                                         (7,181)          17,510
Gain on security sale                                        -            4,028
                                                     ---------------------------
                                                       222,956          197,925

Net income (loss)                                       80,390         (103,451)
Less dividend requirement on preferred stock           (45,984)         (44,045)
                                                     ===========================
Net loss applicable to common stock                  $  34,406      $  (147,496)
                                                     ---------------------------

Net loss per common share                            $       -      $     (0.01)
                                                     ===========================

Weight Average Number of Shares Outstanding          22,486,623       21,760,958
                                                     ===========================

See accompanying notes.

                           Angstrom Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Three Months ended Jan. 31,
                                                                1997             1996
                                                         -----------------------------------
Operating activities
Net income (loss)                                          $   80,390       $ (103,451)
Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                               6,243            3,672
   Changes in operating assets and liabilities:
     Accounts receivable                                     (22,041)          60,008
     Interest receivable                                       1,299                -
     Inventories                                               1,177          (49,295)
     Prepaid expenses                                         (1,970)          51,287
     Accounts payable                                        (76,615)         (12,980)
     Accrued liabilities                                      11,308          (26,426)
                                                         -----------------------------------
Net cash used by operating activities                           (209)         (77,185)
Investing activities
Purchases of furniture and equipment                          (9,419)         (24,214)
Proceeds from sale of investments                            120,169           66,267
Capitalization of patents                                          -          (15,730)
                                                         -----------------------------------
Net cash provided by investing activities                    110,750           26,323
Financing activities
Payment of preferred stock dividend                               -                -
Principal repayments of long-term debt                        (7,019)          (5,537)
                                                         -----------------------------------
Net cash used by financing activities                         (7,019)          (5,537)
                                                         -----------------------------------
Net increase (decrease) in cash                              103,522          (56,399)
Cash and cash equivalents at beginning of year                24,175          129,308
                                                         -----------------------------------
Cash and cash equivalents at end of year                  $  127,697        $  72,909
                                                         ===================================
Supplemental cash flow disclosures
Cash paid for interest                                    $   2,772        $   3,473

See accompanying notes.

                           ANGSTROM TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997 is not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

Note 2 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 1, 1996, in arrears. No dividend was accrued for the year ended October 31, 1996. The amount that would have been accrued at October 31, 1996, if a dividend had been recorded, would have been $237,206 ($.16 per preferred stock share outstanding at November 1, 1996). No dividend has been accrued for the three month period ended January 31, 1997. The amount that would have been accrued at January 31, 1997, if a dividend had been recorded, would have been approximately $45,984.

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

         For the three months ended January 31, 1997, preferred stock conversions were as follows:

                  Conversion         Preferred Stock       Common Stock
                     Date               Converted            Received
                  ----------           ------------        ------------
                  12/24/96                 2,000             8,000
                  12/26/96                 4,780            19,120
                  01/03/97                 2,500            10,000
                  01/20/97                17,000            68,000
                  01/30/97                 6,660            26,640
                                         -------           -------
                                          32,940           131,760
                                          ======           =======

         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,899,190.

Note 5 Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

         The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended January 31, 1994 was zero. The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at January 31, 1997 and October 31, 1996 are presented below:

                                              January 31,           October 31,
                                                  1997                  1996
                                             ------------           -----------
         Deferred tax assets:

              Net operating loss               $1,466,000            $1,498,000
              Other, net                            6,200                 5,000
                                             ------------           -----------

              Total deferred tax assets         1,472,200             1,503,800
              Less:  valuation allowance       (1,472,200)           (1,503,800)
                                               ----------            ----------

                   Net Deferred Tax Asset   $         -0-        $           -0-
                                            ===============      ===============


         The company entered fiscal 1997 with cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire in the years 2000 to 2010. As a result of a capital stock transaction in May 1989, a change in ownership, as defined by Section 382 of the Internal Revenue Code, occurred. The effect of the change in ownership is to severely limit the future utilization of the net operating loss carryforward existing at that date.

Item 2.       Management's Discussion and Analysis of

              Financial Condition and Results of Operations

Fiscal 1997 First Quarter Compared to Fiscal 1996

        Net sales for the first quarter of Fiscal 1997 were approximately $422,800, an increase of approximately 113% from the approximately $198,500 in net sales in the corresponding quarter of fiscal 1996. This increase in sales was a result of significantly higher sales of chemicals made to the subcontractor for the U.S. Postal Service on a new order relating to the Company's prior work on certified mail labels, as well as increased sales of scanners and chemicals to other clients. Cost of sales decreased materially from 70.6% to 28.3% due to the higher margins associated with the high volume of first quarter chemical sales, as well as reflecting increased efficiencies in production methods put in place.

        Selling, general and administrative expenses increased from approximately $179,900 in the prior year's first quarter to approximately $227,400 in the first quarter of fiscal 1997. These increases were primarily due to the increase in sales commissions, which were directly tied into the increase in sales.

        The Company generated net income of $80,390 before dividend requirements in the first quarter of Fiscal 1997 as compared with a net loss of $103,451 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

        Research and development expenses totaled approximately $93,600 during the recent quarter, as compared to approximately $90,000 in the prior year's comparative period, as the Company continued to focus its efforts on sweeping various electronic functions into a single microprocessor chip of special design, while continuing its development of additional chemical compounds and refinements to its existing line of scanners and readers.

 Liquidity and Capital Resources

        The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

        The Company had cash and cash equivalents, and investments of $824,045 as at the end of the first quarter Fiscal 1997 as compared with $840,692 as at the end of Fiscal 1996, reflecting in a decrease in these categories of $16,647. It experienced a slight increase in trade accounts receivable of $22,041, while inventory remained at relatively constant levels. As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first quarter of Fiscal 1997 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1997, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

 Federal Income Taxes

        Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

        The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance and deferred tax liabilities at January 31, 1997 and October 31, 1996 is presented below.

Deferred tax assets:                        January 31, 1997    October 31, 1996
                                            ----------------    ----------------
        Net Operating Loss                     $1,466,000         $ 1,498,000
        Other Net                                   6,200               5,800
                                               ----------         -----------
Total deferred tax assets                      $1,472,200           1,503,800
        Less:  Valuation allowance             (1,472,200)         (1,503,800)
                                               ----------         -----------
Net deferred tax asset                         $   -0-            $    -0-
                                               ==========         ===========



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

                                           ANGSTROM TECHNOLOGIES, INC.

        DATE:  March 14, 1997              By: s/Daniel A. Marinello
                                               ---------------------
                                               Daniel A. Marinello
                                               Chief Executive Officer
                                               and Chief Financial Officer