Form 10KSB/A
period 1996-10-31
ANGSTROM TECHNOLOGIES INC
filed 1997-05-28
CIK 725774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended October 31, 1996
                                   ----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                  to

         Commission File Number 0-12646
                                -------

                           ANGSTROM TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                              31-1065350
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

               1895 Airport Exchange Boulevard, Erlanger, KY 41018
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (606) 282-0020
                                               --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------

  None
---------                           -------------------------

---------                           -------------------------


Securities registered under Section 12(g) of the Exchange Act:


        Common Stock, $.01 par value ("Common Stock"); 8% Redeemable Convertible
        ------------------------------------------------------------------------
        Preferred Stock, $.01 par value ("Preferred Stock").
        ------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes  X    No
                                                                    ---      ---

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

                            [Cover page 2 of 2 pages]

                            CHANGES FROM FORM 10-KSB

              1.     Management's Discussion and Analysis

              Financial Statements

              2.     Statements of Cash Flows

              3.     Notes to Financial Statements (F-7=F-15)

Item 6. Management's Discussion and Analysis or Plan of Operation.
        ----------------------------------------------------------

Summary of Operations
---------------------

Year Ended October 31, 1996 ("Fiscal 1996") compared to Year Ended October 31, 1995 ("Fiscal 1995")
--------------------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

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

Federal Income Taxes
--------------------

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

Deferred tax assets:                        October 31, 1996   October 31, 1995
                                            ----------------   ----------------

              Net Operating Loss               $ 1,498,000        $ 1,320,000
              Other Net                              5,800              4,000
                                               -----------        -----------
Total deferred tax assets                        1,503,800
                                                                    1,324,000

              Less:  Valuation allowance        (1,503,800)         1,319,800
                                               -----------        -----------

Net deferred tax asset                         $       -0-        $     4,200
                                               ===========        ===========
Deferred tax liabilities:

              Note payable; rate differentia           -               (4,200)
                                               -----------        -----------

Net deferred tax liability                     $       -          $    (4,200)
                                               ===========        ===========

Net deferred tax                               $       -0-        $       -0-
                                               ===========        ===========

         The Company has cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire between the years 2000 to 2011.

Other
-----

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 1997                               ANGSTROM TECHNOLOGIES, INC.



                                                 By: s/Daniel A. Marinello
                                                     ---------------------------
                                                     Daniel A. Marinello,
                                                     Chief Executive Officer and
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                                  TITLE                                             DATE
----------                                  -----                                             ----

s/Daniel A. Marinello                      Chief Executive Officer,                        May 22, 1997
----------------------------------         Chief Financial Officer and a
Daniel A. Marinello                        Director (Principal Executive
                                           Officer, Principal Financial Officer
                                           and Principal Accounting Officer)


s/Louis Liang                              Executive Vice President -                      May 22, 1997
----------------------------------            Strategic Business and a Director
Louis Liang

s/William J. Ryan                          Executive Vice President -                      May 22, 1997
----------------------------------           Operations and a Director
William J. Ryan

                                           Secretary and a Director
----------------------------------
Douglas B. Kruger

                              Financial Statements

                          Angstrom Technologies, Inc.

                                  Years ended
                           October 31, 1996 and 1995
                      with Report of Independent Auditors

                          Angstrom Technologies, Inc.

                              Financial Statements

                     Years ended October 31, 1996 and 1995


                                    Contents

Report of Independent Auditors .............................................   1

Audited Financial Statements

Balance Sheet ..............................................................   2
Statements of Operations ...................................................   4
Statements of Capital ......................................................   5
Statements of Cash Flows ...................................................   6
Notes to Financial Statements ..............................................   7

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

                                                              ERNST & YOUNG LLP

Cincinnati, Ohio
January 6, 1997

                           Angstrom Technologies, Inc.

                                  Balance Sheet

                                October 31, 1996

Assets
Current assets:
   Cash and cash equivalents                                                                 $   24,175
   Short-term investments                                                                       816,517
   Accounts receivable                                                                          110,940
   Interest receivable                                                                            6,093
   Inventories:
     Finished goods                                                                              30,168
     Work in process                                                                             12,906
     Raw materials and parts                                                                    522,931
                                                                                         ------------------
                                                                                                566,005

   Prepaid expenses                                                                               1,181
                                                                                         ------------------
Total current assets                                                                          1,524,911

Furniture and equipment, at cost                                                                141,789
   Less accumulated depreciation                                                                 46,609
                                                                                         ------------------
Net furniture and equipment                                                                      95,180

Patents, less accumulated amortization of $4,518                                                 97,877
                                                                                         ------------------
Total assets                                                                                 $1,717,968
                                                                                         ==================



Liabilities and capital
Current liabilities:
   Accounts payable                                                                          $  190,938
   Accrued liabilities                                                                           55,520
   Long-term debt due within one year                                                            26,068
                                                                                         ------------------
Total current liabilities                                                                       272,526

Long-term debt                                                                                   68,386

Capital:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, 1,482,535 issued and outstanding (liquidation preference of $2.00
     per share)                                                                               2,439,483
   Common stock, $.01 par value; 45,000,000 shares authorized,
     22,468,938 shares issued and outstanding                                                   224,690
   Additional paid in capital                                                                 4,726,086
   Accumulated deficit                                                                       (6,013,203)
                                                                                         ------------------
Net capital                                                                                   1,377,056
                                                                                         ------------------
                                                                                             $1,717,968
                                                                                         ==================

See accompanying notes.

                           Angstrom Technologies, Inc.

                            Statements of Operations

                                                   Year ended October 31
                                                   1996             1995
                                                ----------------------------

Net sales                                       $  869,829      $ 1,050,281

Cost of sales                                      441,886          357,611
                                                ----------------------------
Gross profit                                       427,943          692,670

Selling, general and administrative expenses       945,906          973,852
Interest expense                                    12,876           15,469
Interest income                                    (63,632)         (79,440)
                                                ----------------------------
                                                   895,150          909,881
                                                ----------------------------
Net loss                                          (467,207)        (217,211)
Less dividend requirement on preferred stock      (237,206)        (266,152)
                                                ----------------------------
Net loss applicable to common stock             $ (704,413)     $  (483,363)
                                                ============================

Net loss per common share                       $    (0.03)     $     (0.02)
                                                ============================

See accompanying notes.

                           Angstrom Technologies, Inc.

                              Statements of Capital


                                                   Preferred Stock                  Common Stock
                                            --------------------------------------------------------------
                                                Shares          Amount         Shares        Par value
                                            --------------------------------------------------------------

Balance at October 31, 1994                    1,711,500     $ 2,816,240     21,553,078     $   215,531
   Conversion of preferred stock                 (48,050)        (79,065)       192,200           1,922
   Net loss
                                            --------------------------------------------------------------
Balance at October 31, 1995                    1,663,450       2,737,175     21,745,278         217,453
   Conversion of preferred stock                (180,915)       (297,692)       723,660           7,237

   Net loss
                                            --------------------------------------------------------------
Balance at October 31, 1996                    1,482,535     $ 2,439,483     22,468,938     $   224,690
                                            ==============================================================

                                             Additional                         Net
                                              Paid in       Accumulated       Capital
                                              Capital         Deficit       (Deficiency)
                                            -----------------------------------------------

Balance at October 31, 1994                 $ 4,358,488    $(5,328,785)      $ 2,061,474
   Conversion of preferred stock                 77,143                              ---
   Net loss                                                   (217,211)         (217,211)
                                            -----------------------------------------------
Balance at October 31, 1995                   4,435,631     (5,545,996)        1,844,263
   Conversion of preferred stock                290,455                              ---

   Net loss                                                   (467,207)         (467,207)
                                            -----------------------------------------------
Balance at October 31, 1996                 $ 4,726,086    $(6,013,203)      $ 1,377,056
                                            ===============================================


See accompanying notes.

                           Angstrom Technologies, Inc.

                            Statements of Cash Flows


                                                                             Year ended October 31
                                                                             1996             1995
                                                                       -----------------------------------
Operating activities
Net loss                                                                  $(467,207)      $ (217,211)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                           19,624           13,994
     Changes in operating assets and liabilities:
       Accounts receivable                                                    9,682          (58,825)
       Interest receivable                                                    5,396           (7,088)
       Inventories                                                         (274,589)         (56,573)
       Prepaid expenses                                                     110,780          (66,230)
       Accounts payable                                                      85,606          (11,958)
       Accrued liabilities                                                    8,297            1,348
                                                                       -----------------------------------
Net cash used by operating activities                                      (502,411)        (402,543)

Investing activities
Purchases of furniture and equipment                                        (73,113)          (1,304)
Proceeds from sale of available-for-sale investments                        533,208          824,205
Capitalization of patents                                                   (40,920)         (61,475)
Other assets                                                                  1,237                -
                                                                       -----------------------------------
Net cash provided by investing activities                                   420,412          761,426

Financing activities
Payment of preferred stock dividend                                               -         (256,725)
Principal repayments of long-term debt                                      (23,134)         (20,530)
                                                                       -----------------------------------
Net cash used by financing activities                                       (23,134)        (277,255)
                                                                       -----------------------------------


Net (decrease) increase in cash                                            (105,133)          81,628
Cash and cash equivalents at beginning of year                              129,308           47,680
                                                                       -----------------------------------
Cash and cash equivalents at end of year                                  $  24,175        $ 129,308
                                                                       ===================================

Supplemental cash flow disclosures
Cash paid for interest                                                    $  12,876        $  15,470
Conversion of preferred stock to common stock                               297,692           79,065


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

Inventories


Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. The Company periodically reviews inventory levels for obsolete, slowmoving and nonsalable inventory and records a reserve against those inventories when deemed necessary.


Furniture and Equipment

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the useful life of the assets.

Patents


The Company has been awarded four patents from the U.S. Patent office. The legal fees associated with the application and approval of these patent applications for U.S. and foreign patents have been capitalized. These patent costs are being amortized over a life not to exceed 20 years which is deemed to be the economic life of the patents.


Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

Net Loss Per Common Share


Calculations of net loss per common share are based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding was 22,084,393 for 1996 and 21,587,286 for 1995.

                           Angstrom Technologies, Inc.

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


Revenue Recognition



Revenues are recognized when a product is shipped or a service is performed. The Company provides for product returns and warranties based on historical experience.


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

                           Angstrom Technologies, Inc.

3. Investments


Investments at October 31, 1996 are comprised of U.S. Treasury bills, $367,243, classified by management as available for sale, and U.S. Treasury bonds, $449,274, classified as held to maturity. The available for sale securities are recorded at fair value with any aggregate net unrealized gain/loss reported as a separate component of shareholders' equity, in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The held to maturity investments mature within one year and are carried at amortized cost which approximates market value at October 31, 1996.


Interest income of $63,632 and $79,440 includes approximately $12,000 and $736 from the amortization of discounts on investments in 1996 and 1995, respectively.

4. Long-term Debt

Long-term debt at October 31, 1996 consists of the following:

Non-interest bearing promissory note, payable in monthly installments of $3,000 through January 1, 2000, less discount of $32,412 imputed
  at an annual rate of 12%                                              $94,454

Less current maturities                                                  26,068
                                                                        -------
                                                                        $68,386
                                                                        =======

The non-interest bearing promissory note was originally an interest bearing demand note with a principal balance of $297,940. The terms of the note have been renegotiated to provide for repayment of the principal balance only over a period of 97 months. The note is carried at the present value of its scheduled payments discounted at an annual rate of 12%.

The following payments of principal are required subsequent to October 31, 1996:

                  1997                                                  $26,068
                  1998                                                   29,375
                  1999                                                   33,100
                  Thereafter                                              5,911
                                                                        -------
                                                                         94,454
                                                                        =======

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

                           Angstrom Technologies, Inc.

5. Stock Option Plans (continued)

Options expire in 2001, 2002, 2004 or 2005 based upon the date of grant. Changes in options outstanding under the Plans are as follows:

                                                             Stock Option
                                     Shares                  Price Range
                                ------------------------------------------------

Balance at October 31, 1994        3,390,000               $0.01 and $.125
   Granted                           100,000                    $.125
                                ------------------
Balance at October 31, 1995        3,490,000               $0.01 and $.125
   Granted                            75,000                    $.406
                                ------------------
Balance at October 31, 1996        3,565,000               $0.01 and $.125
                                ==================

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


All options outstanding at October 31, 1996 are fully exercisable.

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



The reconciliation of income tax at the U.S. Federal statutory rate to income tax expense is:



                                                 Year ended October 31
                                                 1996              1995
                                             -------------------------------

Tax at U.S. statutory rate                    $(159,000)         $(74,000)
Loss for which benefit not provided             159,000            74,000
                                             -------------------------------
Actual tax provision                          $      -0-          $    -0-
                                             ===============================


9. Research and Development Costs

Research and development costs charged to expense during the fiscal years ended October 31, 1996 and 1995 were approximately $349,590 and $527,000, respectively.

                           Angstrom Technologies, Inc.

10. Significant Customers



Customers in excess of 10% of net sales for each respective year is as follows:



                                                  Year ended October 31
                                                  1996             1995
                                            ----------------------------------
Customer A                                         17%                1%
Customer B                                         15%                2%
Customer C                                         17%                6%
Customer D                                          6%               48%