Form 10QSB
period 1997-04-30
ANGSTROM TECHNOLOGIES INC
filed 1997-06-16
CIK 725774

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1997, there were 22,917,178 shares of Common Stock outstanding.


TOTAL PAGES IN THIS REPORT:   11 (excluding cover but including signature page)

                                    INDEX
                                    -----


PART I.   Financial Information                                    Page No.
          ---------------------                                    --------

          Item 1.      Financial Statements

                       Balance Sheets                                   2-3

                       Statements of Operations                           4

                       Statements of Cash Flows                           5

                       Notes to Financial Statements                    6-7

          Item 2.      Management's discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                       8-9



PART II.  Other Information
          -----------------

          Item 6.      Exhibits                                          10


SIGNATURES                                                               11

                           Angstrom Technologies, Inc.
                                  Balance Sheet


                                          Apr. 30, 1997  Oct. 31, 1996
                                          -------------  -------------
                                           (Unaudited)      (Note)

Assets
Current assets:
   Cash and cash equivalents                $  178,214   $   24,175
   Short-term investments                      621,469      816,517
   Accounts receivable                          97,702      110,940
   Interest receivable                           6,003        6,093
   Advances to suppliers                        19,148         --
   Inventories:
     Finished goods                             28,343       30,168
     Work in process                            13,557       12,906
     Raw materials and parts                   672,216      522,931

                                               714,116      566,005
   Prepaid expenses                             12,759        1,181

Total current assets                         1,649,411    1,524,911

Furniture and equipment, at cost               154,374      141,789
   Less accumulated depreciation                56,076       46,609
Net furniture and equipment                     98,298       95,180

Patents, less accumulated amortization of      113,783       97,877
$6,764

Total assets                                $1,861,492   $1,717,968



NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                            Balance Sheet (continued)


                                                        April 30, 1997  Oct. 31, 1996
                                                        --------------  -------------
                                                         (Unaudited)       (Note)
Liabilities and capital
Current liabilities:
   Accounts payable                                      $   138,828    $   190,938
   Accrued liabilities                                        82,472         55,520
   Long-term debt due within one year                         27,672         26,068

Total current liabilities                                    248,972        272,526

Long-term debt                                                54,137         68,386

Capital:
     Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1,370,475 issued and outstanding
     (liquidation preference of $2.00 per share)           2,254,942      2,439,483
     Common stock, $.01 par value; 45,000,000 shares
     authorized, 22,917,178 shares issued and                230,172        224,690
     outstanding
     Additional paid in capital                            4,917,645      4,726,086
     Accumulated deficit                                  (5,844,375)    (6,013,203)

Net capital                                                1,558,384      1,377,056

Total liabilities and capital                            $ 1,861,492    $ 1,717,968


NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.




                           Angstrom Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)


                                    Three Months Ended         Six Months Ended
                                    ------------------         ----------------
                                  April 30,    April 30,    April 30,    April 30,
                                    1997          1996        1997         1996
                                  ---------    ---------    ---------    ---------
Net sales                        $  433,183    $  244,083    $  855,979    $   442,582

Cost of Sales                       129,293       120,150       248,743        260,307
                                 ----------    ----------    ----------    -----------

Gross profit                        303,890       123,933       607,236        182,275

Selling, general and
  administrative expenses           225,463       215,338       452,828        395,197
                                 ----------    ----------    ----------    -----------
Other income (expense)               78,427       (91,405)      154,408       (212,922)

Interest expense                     (2,583)       (3,305)       (5,355)        (6,778)
Interest income                      12,595        17,415        19,776         34,926
Gain on security sale                  --            --            --            4,028
                                 ----------    ----------    ----------    -----------
                                    (10,012)      (14,110)      (14,421)       (32,176)
                                 ----------    ----------    ----------    -----------

Net income (loss)                    88,439       (77,295)      168,829       (180,746)
                                 ----------    ----------    ----------    -----------

Less dividend requirement
  on preferred stock                (54,819)      (62,855)     (109,600)      (106,900)
                                 ----------    ----------    ----------    -----------

Net imcome (loss) applicable
  to common stock                $   33,620    $ (140,150)   $   59,229    $  (287,646)
                                 ==========    ==========    ==========    ===========

Net income (loss) per common
  share                          $     --      $    (0.01)   $    --             (0.01)
                                 ==========    ==========    ==========    ===========

Weighted Average Number
  of Shares Outstanding          22,863,145    21,760,958    22,496,568     21,985,118
                                 ==========    ==========    ==========    ===========

                         Angstrom Technologies, Inc.
                           Statements of Cash Flows
                                 (Unaudited)

                                                  Six Months ended Apr. 30,
                                                  -------------------------
                                                     1997          1996
                                                     ----          ----
Operating Activities
Net income (loss)                                  $  168,828     $ (103,451)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization                        10,204          3,672
  Changes in operating assets and liabilities:
    Accounts receivable                                13,238         60,008
    Interest receivable                                    90           --
    Advances to suppliers                             (19,148)          --
    Inventories                                      (148,111)       (49,295)
    Prepaid expenses                                  (11,578)        51,287
    Accounts payable                                  (52,110)       (12,980)
    Accrued liabilities                                28,556        (26,426)
Net cash provided (used in) operating activities      (10,031)       (77,185)

Investing activities
Purchases of furniture and equipment                  (12,585)       (24,214)
Proceeds from sale of investments                     195,048         66,267
Capitalization of patents                             (16,643)       (15,730)
Net cash provided by investing activities             165,820         26,323

Financing activities
Proceeds from stock options exercises                  12,500           --
Principal repayments of long-term debt                (14,250)        (5,537)
Net cash used by financing activities                  (1,750)        (5,537)

Net increase (decrease) in cash                       154,039        (56,399)
Cash and cash equivalents at beginning of year         24,175        129,308
Cash and cash equivalents at end of year            $ 178,214      $  72,909

Supplemental cash flow disclosures
Cash paid for interest                              $   5,355      $   6,778

                          ANGSTROM TECHNOLOGIES. INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1997 is not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

Note 2 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 1, 1996, in arrears. No dividend was accrued for the year ended October 31, 1996. The amount that would have been accrued at October 31, 1996, if a dividend had been recorded, would have been $237,206 ($.16 per preferred stock share outstanding at November 1, 1996). No dividend has been accrued for the three month period ended April 30, 1997. The amount that would have been accrued at April 30, 1997, if a dividend had been recorded for the six months then ended would have been approximately $128,279.

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

         For the three months ended April 30, 1997, preferred stock conversions were as follows:

                Conversion   Preferred Stock  Common Stock
                  Date         Converted        Received

                02/04/97        20,000           80,000
                02/05/97        2,300            9,200
                02/11/97        9,100            36,400
                02/12/97        29,900           119,600
                02/26/97        6,370            25,480
                02/28/97        5,450            21,800
                03/12/97        5,000            20,000
                04/09/97        1,000            4,000
                                ------           -------
                                79,120           316,480
                                ======           =======

         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,740,950.

Note 5 Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

         The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended April 30, 1994 was zero. The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at April 30, 1997 and October 31, 1996 are presented below:

                                              April 30,     October 31,
                                                1997           1996

         Deferred tax assets:

           Net operating loss                $1,466,000     $1,498,000
           Other, net                             7,000          5,000
                                             ----------     ----------
           Total deferred tax assets          1,474,000      1,503,800
           Less: valuation allowance         (1,474,000)    (1,503,800)
                                             ----------     ----------
             Net Deferred Tax Asset          $      -0-     $      -0-

                                             ==========     ==========


         The company entered fiscal 1997 with cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire in the years 2000 to 2010.

Note 6 On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APS) No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the financial statements.

Note 7   Patents

         Included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121")."

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Fiscal 1997 Second Quarter Compared to Fiscal 1996

        Net sales for the initial six month period of Fiscal 1997 were approximately $856,000, an increase of approximately 193% from the approximately $442,600 in net sales in the corresponding period of Fiscal 1996. This increase in sales was a result of significantly higher sales of chemicals made to the subcontractor for the U.S. Postal Service on a new order relating to the Company's prior work on certified mail labels, as well as increased sales of scanners and chemicals to other clients. Cost of sales decreased materially from 58.8% to 29.1% due to the higher margins associated with the high volume of chemical sales, as well as reflecting increased efficiencies in production methods put in place.

        Selling, general and administrative expenses increased from approximately $395,200 in the prior year's six months to approximately $452,800 in the corresponding period of fiscal 1997. These increases were primarily due to the increase in sales commissions, which were directly tied into the increase in sales.

        The Company generated net income of $168,829 before dividend requirements in this six-month period of Fiscal 1997 as compared with a net loss of $180,746 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

        Research and development expenses totaled approximately $142,000 during the recent six months, as compared to approximately $268,800 in the prior year's comparative period, as the Company completed development of hardware and chemical advancements and continued to focus its efforts on sweeping various electronic functions into a single microprocessor chip of special design, as well as development of additional chemical compounds and refinements to its existing line of scanners and readers.

 Liquidity and Capital Resources

        The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

        The Company had cash and cash equivalents, and investments of $799,683 as at the end of the second quarter of Fiscal 1997 as compared with $840,692 as at the end of Fiscal 1996, reflecting in a decrease in these categories of $41,009. It experienced a slight decrease in trade accounts receivable of $13,238, while inventory increased by $148,111; the increase in inventory reflected increased production to meet the sales increases experienced and to also afford the Company a lower cost of unit production and the ability to meet any future orders on a timely basis. As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first two quarters of Fiscal 1997 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1997, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

 Federal Income Taxes

        Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

        The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at April 30, 1997 and October 31, 1996 is presented below.


Deferred tax assets:                 April 30, 1997    October 31, 1996
                                     --------------    ----------------
        Net Operating Loss             $1,466,000      $ 1,498,000
        Other Net                           7,000            5,800
                                     ------------      -----------
Total deferred tax assets              $1,474,200        1,503,800
        Less:  Valuation allowance     (1,474,200)      (1,503,800)
                                     ------------      -----------
Net deferred tax asset                 $  -0-          $    -0-
                                     ============      ===========

        The Company has cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire between the years 2000 to 2010.

Other

        In the opinion of management, inflation has not had a material effect on the operations of the Company.

Forward Looking Statement
This press release contains certain forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that such forward looking statements will prove to be accurate. Factors that could cause actual results to differ include, but are not limited to, technological changes, cancellation of orders, competition and other market factors.

                                     Part II


Other Information

Item 6.  Exhibits

              (a)    Exhibits

                     (i)  Exhibit 11--Calculation of Earnings per Share
                     (ii) Exhibit 27--Financial Data Schedules

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               ANGSTROM TECHNOLOGIES, INC.



DATE: June 13, 1997                            By: s/Daniel A. Marinello
                                                   ----------------------
                                                   Daniel A. Marinello
                                                   Chief Executive Officer
                                                   and Chief Financial Officer