Form 10QSB/A
period 1997-01-31
ANGSTROM TECHNOLOGIES INC
filed 1997-06-30
CIK 725774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 1997
                                                 ----------------

 [ ]              TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                  EXCHANGE ACT

                        For the transition period from       to
                                                       -----    -----

                         Commission file number 0-12646


                           ANGSTROM TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            31-1065350
-------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


               1895 Airport Exchange Boulevard, Erlanger, KY 41018
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (606) 282-0020
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

As of February 28, 1997, there were 22,893,178 shares of Common Stock outstanding.


TOTAL PAGES IN THIS REPORT:   12 (excluding cover and exhibits but including
signature page)

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

                           Angstrom Technologies, Inc.
                                  Balance Sheet

                                                         Jan. 31,  Oct. 31, 1996
                                                          1997        (Note)
                                                       (Unaudited)
Assets
Current assets:

   Cash and cash equivalents                            $  127,697    $   24,175
   Short-term investments                                  696,348       816,517
   Accounts receivable                                     132,981       110,940
   Interest receivable                                       4,794         6,093
   Advances to suppliers                                      --            --
   Inventories:
     Finished goods                                         31,054        30,168
     Work in process                                        11,963        12,906
     Raw materials and parts                               521,811       522,931
                                                        ----------    ----------
                                                           564,828       566,005
   Prepaid expenses                                          3,151         1,181
                                                        ----------    ----------
Total current assets                                     1,529,799     1,524,911

Furniture and equipment, at cost                           151,208       141,789
   Less accumulated depreciation                            51,343        46,609
                                                        ----------    ----------
Net furniture and equipment                                 99,865        95,180

Patents, less accumulated amortization of $6,764            96,367        97,877
                                                        ----------    ----------

Total assets                                            $1,726,031    $1,717,968
                                                        ==========    ==========

NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                            Balance Sheet (continued)

                                                        Jan. 31,   Oct. 31, 1996
                                                         1997          (Note)
                                                      (Unaudited)
Liabilities and capital
Current liabilities:
   Accounts payable                                  $   114,323    $   190,938
   Accrued liabilities                                    66,037         55,520
   Long-term debt due within one year                     26,858         26,068
                                                     -----------    -----------
Total current liabilities                                207,218        272,526

Long-term debt                                            61,367         68,386

Capital:
   Preferred stock, $.01 par value; 5,000,000
     shares authorized, 1,449,595 issued and
     outstanding (liquidation preference of $2.00
     per share)                                        2,385,132      2,439,483
   Common stock, $.01 par value; 45,000,000
     shares authorized, 22,600,698 shares issued
     and outstanding                                     226,007        224,690
   Additional paid in capital                          4,779,120      4,726,086
   Accumulated deficit                                (5,932,813)    (6,013,203)
                                                     -----------    -----------
Net capital                                            1,457,446      1,377,056
                                                     -----------    -----------

Total liabilities and capital                        $ 1,726,031    $ 1,717,968
                                                     ===========    ===========

NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                    January 31,     January 31,
                                                       1997            1996
                                                   ------------    ------------
Net sales                                          $    422,796    $    198,499

Cost of Sales                                           119,450         140,157
                                                   ------------    ------------

Gross profit                                            303,346          58,342

Selling, general and
    administrative expenses                             227,365         179,859
Interest expense                                         (2,772)         (3,472)
Interest income                                           7,181          17,510
Gain on security sale                                      --             4,028
                                                   ------------    ------------
                                                        231,774         197,925
                                                   ------------    ------------

Net income (loss)                                        80,390        (103,451)
Less dividend requirement on preferred stock            (54,819)        (66,068)
                                                   ------------    ------------
Net  income (loss) applicable to common stock      $     25,571    $   (169,519)
                                                   ============    ============

Net income (loss) per common share                 $       --      $      (0.01)
                                                   ============    ============

Weight Average Number
of Shares Outstanding                                22,263,100      21,761,000
                                                   ============    ============

                           Angstrom Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                        Three Months ended Jan. 31,
                                                            1997        1996
                                                         ---------    ---------
Operating activities
Net income (loss)                                        $  80,390    $(103,451)
Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation and amortization                           6,243        3,672
     Changes in operating assets and liabilities:
       Accounts receivable                                  22,041       60,008
       Interest receivable                                   1,299         --
       Advances to suppliers                                  --           --
       Inventories                                          (1,177)     (49,295)
       Prepaid expenses                                     (1,970)      51,287
       Accounts payable                                    (76,615)     (12,980)
       Accrued liabilities                                  11,308      (26,426)
                                                         ---------    ---------
Net cash provided (used in) operating activities              (209      (77,185)

Investing activities
Purchases of furniture and equipment                        (9,419)     (24,214)
Proceeds from sale of investments                          120,169       66,267
Capitalization of patents                                     --        (15,730)
                                                         ---------    ---------
Net cash provided by investing activities                  110,750       26,323

Financing activities
Proceeds from stock options exercises                         --           --
Principal repayments of long-term debt                      (7,019)      (5,537)
                                                         ---------    ---------
Net cash used by financing activities                       (7,019)      (5,537)
                                                         ---------    ---------

Net increase (decrease) in cash                            103,522      (56,399)
Cash and cash equivalents at beginning of year              24,175      129,308
                                                         ---------    ---------
Cash and cash equivalents at end of year                 $ 127,697    $  72,909
                                                         =========    =========

Supplemental cash flow disclosures
Cash paid for interest                                   $   2,772    $   3,473



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





For the three months ended January 31, 1997, preferred stock conversions were as follows:

     Conversion           Preferred Stock            Common Stock
        Date                 Converted                 Received
    -------------         -----------------        ------------------

      12/24/96                     2,000                    8,000
      12/26/96                     4,780                   19,120
      01/03/97                     2,500                   10,000
      01/20/97                    17,000                   68,000
      01/30/97                     6,660                   26,640
                          -----------------        ------------------
                                  32,940                  131,760
                          =================        ==================


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

         The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended
         January 31, 1994 was zero. The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at January
         31, 1997 and October 31, 1996 are presented below:


                                                 January 31,        October 31,
                                                    1997                1996
                                                --------------     ------------
          Deferred tax assets:
               Net operating loss                 $1,466,000        $1,498,000
               Other, net                              6,200             5,000
                                                 -----------       -----------

               Total deferred tax assets           1,472,200         1,503,800
               Less:  valuation allowance         (1,472,200)       (1,503,800)
                                                 -----------       -----------


                    Net Deferred Tax Asset       $       -0-       $       -0-
                                                 ===========       ===========


         The company entered fiscal 1997 with cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire in the years 2000 to 2010.

         In the opinion of management, inflation has not had a material effect on the operations of the Company.




Note 6 On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings
         Per Share" (SFAS No. 1228). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion (APS) No. 15, "Earnings Per
         Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
         Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the financial statements.



Note 7   Patents



         Included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluated the recoverability of these assets in accordance with statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of ("SFAS
         121").




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


        The tax effects of the net operating loss carry forwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at January 31, 1997 and October 31, 1996 is presented below.



Deferred tax assets:                       January 31,    October 31,
                                              1997           1996
                                           -----------    -----------
        Net Operating Loss                 $ 1,466,000    $ 1,498,000
        Other Net                                6,200          5,800
                                           -----------    -----------

Total deferred tax assets                  $ 1,472,200      1,503,800
        Less:  Valuation allowance          (1,472,200)    (1,503,800)
                                           -----------    -----------

Net deferred tax asset                     $       -0-    $       -0-
                                           ===========    ===========


Other

        In the opinion of management, inflation has not had a material effect on the operations of the Company.




                                     Part II

Other Information

Item 6.  Exhibits

              (a)    Exhibits


                     (i) Exhibit 11 - Calculation of Earnings per Share
                     (ii) Exhibit 27 - Financial Data Schedule




                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ANGSTROM TECHNOLOGIES, INC.



DATE: June 19, 1997                      By: s/Daniel A. Marinello
                                             ----------------------------------
                                             Daniel A. Marinello
                                             Chief Executive Officer
                                             and Chief Financial Officer


                                       12
