Form 10QSB
period 1997-07-31
ANGSTROM TECHNOLOGIES INC
filed 1997-09-12
CIK 725774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1997

 [ ]              TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
                  EXCHANGE ACT

 [ ]              For the transition period from          to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1997, there were 22,879,878 shares of Common Stock outstanding.

TOTAL PAGES IN THIS REPORT:   13 (excluding cover but including signature page)

                                      INDEX


PART I.    Financial Information                                     Page No.
           ---------------------                                     --------

           Item 1.  Financial Statements

                    Balance Sheets                                        2-3

                    Statements of Operations                                4

                    Statements of Cash Flows                                5

                    Notes to Financial Statements                         6-8

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                            9-11

PART II.   Other Information
           -----------------

           Item 6.      Exhibits                                           12

SIGNATURES                                                                 13

                           Angstrom Technologies, Inc.
                                 Balance Sheet

                                          July 31, 1997          Oct. 31, 1996
                                          -------------          -------------
                                           (Unaudited)               (Note)

Assets
Current assets:

   Cash and cash equivalents              $   349,476             $    24,175
   Short-term investments                     354,844                 816,517
   Accounts receivable                        180,292                 110,940
   Interest receivable                          6,013                   6,093
   Advances to suppliers                       19,148                      --
   Inventories:

     Finished goods                            39,257                  30,168
     Work in process                           39,075                  12,906
     Raw materials and parts                  556,811                 522,931
                                          ------------------------------------
                                              635,143                 566,005
   Prepaid expenses                            46,833                   1,181
                                          ------------------------------------
Total current assets                        1,591,749               1,524,911

Furniture and equipment, at cost              145,966                 141,789
   Less accumulated depreciation               60,810                  46,609
                                          ------------------------------------
Net furniture and equipment                    85,156                  95,180

Patents, less accumulated
   amortization of $8,274                     112,273                  97,877
                                          ------------------------------------

Total assets                               $1,789,178              $1,717,968
                                          ====================================


NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                            Balance Sheet (continued)

                                             July 31, 1997       Oct. 31, 1996
                                             -------------       -------------
                                              (Unaudited)           (Note)

Liabilities and capital
Current liabilities:

   Accounts payable                          $   98,030          $   190,938
   Accrued liabilities                           90,464               55,520
   Long-term debt due within one year            27,672               26,068
                                             --------------------------------
 Total current liabilities                      216,166              272,526

Long-term debt                                   47,525               68,386

Capital:

   Preferred stock, $.01 par value;
     5,000,000 shares authorized,
     1,357,300 issued and outstanding
     (liquidation preference of $2.00
     per share)                               2,233,203            2,439,483
   Common stock, $.01 par value;
     45,000,000 shares authorized,
     22,879,878 shares issued and
     outstanding                                231,699              224,690
   Additional paid in capital                 4,938,857            4,726,086
   Accumulated deficit                       (5,878,272)          (6,013,203)
                                             --------------------------------
Net capital                                   1,525,487            1,377,056
                                             --------------------------------
Total liabilities and capital                $1,789,178           $1,717,968
                                             ================================


NOTE: The balance sheet at October 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                              Three Months Ended                   Nine Months Ended
                                              ------------------                   -----------------
                                            July 31,          July 31,           July 31,           July 31,
                                              1997              1996               1997               1996
                                              ----              ----               ----               ----
Net sales                                  $ 416,001         $ 175,673       $ 1,271,981           $ 618,256
Cost of Sales                                207,170           111,874           455,912             372,180
                                             -------           -------           -------             -------
Gross profit                                 208,831            63,799           816,069             246,076
Selling, general and
    administrative expenses                  249,627           222,825           702,455             618,022
                                             -------           -------           -------             -------
                                             (40,796)         (159,026)          113,614            (371,946)
Other income (expense)
Interest expense                              (2,389)           (3,143)           (7,743)             (9,921)
Interest income                                9,286            15,889            29,062              50,814
Gain on security sale                             --              (733)               --               3,295
                                           ---------        -----------        ---------             -------
                                               6,897            13,479            21,319              37,598
                                            --------        ----------            ------              ------
Net income (loss)                            (33,899)         (147,013)          134,933            (327,758)
                                             --------         ---------          -------            ---------
Less dividend requirement on
   preferred stock                           (53,300)          (60,100)         (162,900)           (180,200)
                                             --------          --------         ---------           ---------

Net (loss) applicable to common
   stock                                    $(87,199)       $ (207,113)         $(27,967)         $ (507,958)
                                            =========       ===========         =========          ==========

Net income (loss) per common share      $          --     $      (0.01)     $          --       $     (0.02)
                                          ===========       ===========       ===========         ==========

Weight Average Number
of Shares Outstanding                      22,942,997        22,189,528        22,737,833          21,821,384
                                           ==========        ==========        ==========          ==========

                           Angstrom Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine Months ended July 31,
                                                                           --------------------------
                                                                             1997             1996
                                                                             ----             ----
Operating activities

Net income (loss)                                                        $  134,933         $ (327,758)
Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization                                                16,448             11,258
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (69,352)            23,202
       Interest receivable                                                       80                 --
       Advances to suppliers                                                (19,148)                --
       Inventories                                                          (69,137)          (202,692)
       Prepaid expenses                                                     (45,653)            50,368
         Other assets                                                            --               (145)
       Accounts payable                                                     (92,908)            32,785
       Accrued liabilities                                                   36,548             (6,685)
                                                                         ----------         ----------
Net cash used in operating activities                                      (108,189)          (419,665)

Investing activities

Purchases of furniture and equipment                                         (4,179)           (27,314)
Proceeds from sale of investments                                           461,673            422,833
Capitalization of patents                                                   (16,643)           (27,208)
                                                                         ----------         ----------
Net cash provided by investing activities                                   440,851            368,311

Financing activities

Proceeds from stock options exercises                                        13,500                 --
Principal repayments of long-term debt                                      (20,861)           (17,089)
                                                                         ----------         ----------
Net cash used by financing activities                                        (7,361)           (17,089)
                                                                         ----------         ----------

Net increase (decrease) in cash                                             325,301            (68,443)
Cash and cash equivalents at beginning of year                               24,175            129,308
                                                                         ==========         ----------
Cash and cash equivalents at end of year                                 $  349,476         $   60,865
                                                                         ==========         ==========
Supplemental cash flow disclosures


Cash paid for interest                                                   $    7,743         $    9,921

                           ANGSTROM TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1997 is not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

Note 2 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 1, 1996, in arrears. No dividend was accrued for the year ended October 31, 1996. The amount that would have been accrued at October 31, 1996, if a dividend had been recorded, would have been $237,206 ($.16 per preferred stock share outstanding at November 1, 1996). No dividend has been accrued for the three month period ended July 31, 1997. The amount that would have been accrued at July 31, 1997, if a dividend had been recorded, would have been approximately $162,900.

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

For the three months ended July 31, 1997, preferred stock conversions were as follows:

                   Conversion           Preferred Stock           Common Stock
                      Date                 Converted                Received
                  -------------         -----------------        --------------

                    02/04/97                    20,000                80,000
                    02/05/97                     2,300                 9,200
                    02/11/97                     9,100                36,400
                    02/12/97                    29,900               119,600
                    02/26/97                     6,370                25,480
                    02/28/97                     5,450                21,800
                    03/12/97                     5,000                20,000
                    04/09/97                     1,000                 4,000
                    05/13/97                       625                 2,500
                    06/18/97                    11,200                44,800
                    06/24/97                     1,350                 5,400
                                                 -----                 -----

                                                92,295               369,180
                                                ======               =======

         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,714,600.

Note 5 Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

         The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended July 31, 1997 was zero. The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at July 31, 1997 and October 31, 1996 are presented below:

                                                                July 31, 1997            October 31, 1996
                                                                -------------            ----------------
          Deferred tax assets:

               Net operating loss                                   $1,466,000               $1,498,000
               Other, net                                                8,000                    5,800
                                                                  ------------              -----------


               Total deferred tax assets                             1,474,000                1,503,800
               Less:  valuation allowance                           (1,474,000)              (1,503,800)
                                                                    ----------               ----------

                    Net Deferred Tax Asset                         $       -0-               $     -0-
                                                                   ============              ==========


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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Fiscal 1997 Third Quarter Compared to Fiscal 1996

        Net sales for the initial nine month period of Fiscal 1997 were approximately $1,272,000, an increase of approximately 206% from the approximately $618,250 in net sales in the corresponding period of Fiscal 1996. This increase in sales was a result of significantly higher sales of chemicals made to two subcontractors for U.S. government agencies relating to projects involving sorting and prevention of counterfeiting, as well as increased sales of scanners and chemicals to other clients. Cost of sales decreased materially from 60.1% to 35.8% due to management's focus on reducing manufacturing costs and increasing production efficiencies.

        Selling, general and administrative expenses increased from approximately $618,000 in the prior year's nine months to approximately $702,500 in the corresponding period of fiscal 1997. These increases were non-recurring items such as legal, accounting and related expenses incurred in updating registration statements dealing with outstanding public warrants, convertible preferred stock and contract negotiations. These increases amounted to $86,000.

        The Company generated net income of $134,933 before dividend requirements in this nine-month period of Fiscal 1997 as compared with a net loss of $327,758 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

        Research and development expenses totaled approximately $203,000 during the recent nine months, as compared to approximately $249,000 in the prior year's comparative period, as the Company completed development of hardware and chemical advancements and moved to completion on its efforts to sweep various electronic functions into a single microprocessor chip of special design, as well as development of additional chemical compounds and refinements to its existing line of scanners and readers.

Liquidity and Capital Resources

        The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities.

        The Company had cash and cash equivalents, and investments of $704,320 as at the end of the third quarter of Fiscal 1997 as compared with $840,692 as at the end of Fiscal 1996, reflecting in a decrease in these categories of $136,372. This reflects, in part, continuing expenditures by the Company to expand and protect its patent and intellectual property position, as well as continued development of its hardware and chemical compounds. It experienced an increase in trade accounts receivable of $69,352, while inventory increased by $69,138; the increase in inventory reflected increased production to meet the sales increases experienced and to also afford the Company a lower cost of unit production and the ability to meet any future orders on a timely basis. As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first three quarters of Fiscal 1997 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1998, the end of its next fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

Federal Income Taxes

        Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

        The tax effects of temporary differences that give rise to deferred income tax assets, a corresponding valuation allowance and deferred tax liabilities at July 31, 1997 and October 1, 1996 is presented below.

Deferred tax assets:                          July 31, 1997   October 31, 1996
                                              -------------   ----------------
  Net Operating Loss                             $1,466,000        $ 1,498,000
  Other Net                                           8,000              5,800
                                              -------------        -----------
Total deferred tax assets                        $1,472,200          1,503,800
  Less:  Valuation allowance                     (1,472,200)        (1,503,800)
                                              -------------        -----------
Net deferred tax asset                        $    -0-                $    -0-
                                              =============        ===========
Deferred tax liabilities:

  Note payable; rate differential                     -                    -
                                              -------------        -----------
Net deferred tax liability                            -               $    -
                                              -------------        ===========
Net deferred tax                              $       -0-             $   -0-

                                              =============        ===========

        The Company has cumulative net operating loss carryforwards of approximately $3,800,000 for federal income tax purposes which expire between the years 2000 to 2010.

Other

        In the opinion of management, inflation has not had a material effect on the operations of the Company.

                                     Part II

Other Information

Item 6.  Exhibits

         (a)    Exhibits

                (i) Exhibit 11--Calculation of earnings per Share.
                (ii)Exhibit 27--Financial Data Schedules.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ANGSTROM TECHNOLOGIES, INC.



DATE: September 11, 1997                 By: /s/ Daniel A. Marinello
                                            ----------------------------
                                             Daniel A. Marinello
                                             Chief Executive Officer
                                             and Chief Financial Officer