Form 10KSB40
period 1997-10-31
ANGSTROM TECHNOLOGIES INC
filed 1998-01-27
CIK 725774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1997


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


                  1895 Airport Exchange Boulevard, Erlanger, KY
       ------------------------------------------------------------------
       41018 (Address of principal executive offices, including zip code)


                                 (606) 282-0020
                           ---------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ending October 31, 1997 were $1,523,559.

         As of January 21, 1998, the aggregate market value, based on the average bid and asked prices, of the issuer's voting stock (Common Stock) held by non-affiliates was approximately $8,234,900. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 21, 1998 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

         As of January 21, 1998, there were 23,280,918 shares of Common Stock and 1,329,540 shares of Preferred Stock, outstanding, respectively.

Documents incorporated by reference: NONE

           SPECIAL CAUTIONARY NOTICE REGARD FORWARD-LOOKING STATEMENTS
           -----------------------------------------------------------


Certain of the matters discussed under the captions "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward- looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "may," "should," and similar expressions are intended to identify forward-looking statements. All written or oral forward-looking statements attributable to the Company are expressly qualified as set forth herein.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Angstrom Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 3, 1983. The Company derived its name from the Angstrom units of measurement of wavelengths of light.

         The Company is engaged in the development, manufacture and sale of Electro-Optical Control Systems, consisting of an ultraviolet optical scanner and invisible fluorescent chemical compounds. The Company has developed and markets six ultraviolet fluorescent scanning units of varying cost and sophistication. These units can be used individually and some of the units can be combined with several units, working in unison to provide statistical process control for manufacturing lines. Individually, the unit can determine the presence or absence of the fluorescent compound. When units are combined, a grid code is formed where information is generated and stored, then later read for a variety of applications. In addition, the Company produces a number of fluorescent compounds, each of which emits its own wavelength. When printed, sprayed, or stamped, the marking compounds are non-visible under normal lighting conditions. This allows for marking over existing graphics or on different materials without changing the appearance of the product. These compounds are blended into a variety of materials to be applied to the customer's product. An example of materials, among others, are printing inks, plastic films, over-print varnish, adhesives, and hot plastic molding compounds. Also, due to the invisible nature of the compound, the system can also be used in a variety of security applications.

         The Company's technology involves placing a mark, comprised of a non-visible compound, on a product. These compounds emit a low level of visible light when excited by ultraviolet light transmitted from a scanner designed and sold by the Company. The scanner receives the visible light and converts it to an electronic signal. Using one of the many outputs available, an operator can be notified, an ejection device activated, and a programmable controller or computer can be signaled to take the appropriate action. The scanner works independent of varying background, color, shape, size, or ambient lighting conditions. These features are intended to overcome many of the disadvantages associated with conventional photoelectrics.

         The Company's products have historically been geared for use by the pharmaceutical and automobile parts manufacturing industries in connection with a variety of functions including: label verification, quality control, inspection, alignment, adhesive tracing, safety seal verification, sorting, automatic identification, matching and inserting. In addition to the foregoing applications, the Company has also developed and is marketing applications to subcontractors of the U.S. government and others in the document security field, such as identification of counterfeit currency and verification of credit cards, other identification cards and postal label sorting.

         The Company is aware of and is assessing Year 2000 issues. The Company does not expect that the expense of any modification of its systems will have a material adverse effect on the Company.

PRODUCTS

         The Company's products have traditionally consisted of an ultraviolet optical scanner and various chemical compounds. To produce its products, the Company primarily uses outside production facilities to reduce the capital expenditures necessary to effect production and help expedite full scale production of the new units. The Company has made significant developments in its scanners in recent years. As a result, the Company has enhanced the scanners' capability and reliability.

         The Company has developed improvements in its electronic components by incorporating or "sweeping" support electronics into a semi-conductor chip, which assists in the production of miniature or hand-held readers and further developing the mechanical and optical portions of its scanner. The chip reduces the amount of electronic noise and increases the sensitivity of the Company's readers and scanners. The Company has also developed a universal card which incorporates the semi-conductor chip. The universal card can be used in any of the Company's readers and scanners, whereas prior to the development of this card, the Company was required to use a different card for each reader or scanner. The Company believes this multiplicity of use should help it in its efforts to reduce production costs. The Company has also developed improved chemical compounds to be used in document security applications. In this regard, the Company has taken multiple electronic components and incorporated them into a single semiconductor chip utilizing Complimentary Metal Oxide Semiconductor ("CMOS") technology. CMOS technology is designed to operate at low temperatures, thereby allowing the use of plastics for the final optical package embodiments. The Company is working on the commercialized production of new basic compounds which are intended to be marketed in the security industry for a wide array of end-use products that will incorporate sophisticated wavelength and non-visible encoding.

         The Company's scanners carry a sales price which varies depending on the unit, and such prices are subject to volume discounts. The Company has found that many customers or potential customers require specific customizing of these scanning units, to meet the needs of the specific applications for which the units are being purchased. Such customizing may result in an increase in the price charged. In addition, existing customers who are using the Company's older version scanners are offered a credit against the price of the new scanner for a trade-in of their existing scanning devices.

         The Company has developed and now offers for sale six different scanning devices:

         1. Hand-held scanner used, among other things, for verifying tickets to sporting and entertainment events;

         2. Mid-range scanner used for a variety of commercial applications;

         3. High-end scanner, which has the ability to tie-into a computer, and is being used for the U.S. Postal Office Certified Mail Project;

         4. High-end and high-security document scanner, which allows modulation of upper and lower reading limits, to be used for check sorting and check verification application;

         5. Document reader, which is portable and easily moveable, to be used for verifying tickets to sporting and entertainment events, among other things;

         6. High-End and high-security portable document reader which could be used at bank teller stations to verify checks and currency, among other things.

         The Company has also been developing its chemical compounds to keep pace with both scanner development and the needs of its customers and markets. A significant achievement was the development of sub-micron compound number 6 which has been specified by the US Postal Service for incorporation in the fluorescent ink used on certified mail labels; as a result, the Company received a purchase order from a subcontractor of the US Postal Service for this compound which was fulfilled in fiscal 1997 (see "Sales and Marketing"). In addition, the Company has begun commercial production of compound number 27, which the Company believes has several advantages over existing compounds, and is conducting performance and related testing on over 100 new ultraviolet compounds to determine which compounds will be placed into manufacturing for commercial use.

         During Fiscal 1996 and 1997, the Company spent approximately $350,000 and $286,000, respectively, on research and development of its products. While the Company considers amounts spent on research and development in pricing its products, the costs are not directly allocated to customers.

MANUFACTURE

         The components of the Company's scanners are manufactured by outside contractors, in accordance with the Company's standards, pursuant to purchase orders issued by the Company on an as needed basis. No manufacturer has been given an exclusive retention and the Company believes that there are numerous alternative sources for securing production of such components.

         Final assembly and quality control testing of the scanners are performed on-site with Company personnel.

         The scanning compounds are manufactured off-site by a custom chemical manufacturer under a confidentiality agreement, providing protection for the Company's trade secrets. The custom chemical manufacturer is responsible for EPA, NIOSH, and OSHA compliance to the extent such laws are applicable. The Company has entered into this agreement to produce its chemicals, at a lower unit cost and with enhanced capacity to meet the increasing production level which may be required by the Company's marketing efforts, should the latter result in sales increases. However, the Company believes that there are numerous alternative sources for manufacturing its chemical compounds and that it is not dependent on the arrangement presently in effect.

         In an effort to enhance its optical and general development laboratories, the Company, in July 1994, commenced to employ a research chemist, at an annual compensation of approximately $55,000, and is also utilizing laboratory facilities for further development of chemical compounds at a local university at a cost of approximately $20,000 per annum. The Company has also retained a product engineer, at an annual cost of approximately $80,000, whose activities involve, among other things, developing improvements to the Company's scanners. The anticipated source of funds for those expenses is the Company's working capital, derived from its public offering in Fiscal 1994.

SALES AND MARKETING

         The Company has been engaged in a program designed to upgrade its products, expand its product lines and attempt to substantially increase its customer base. In connection therewith, the Company commenced its sales and marketing program in January, 1993 by the use of independent sales representatives. Commencing in Fiscal 1994, the Company began a more intensive sales and marketing program, which is ongoing.

         For its sales efforts, the Company utilizes Messrs. Marinello and Ryan, two of its executive officers, who allocate a significant portion of their time to sales and marketing efforts. During Fiscal year 1995, approximately $158,000 was paid as sales commissions to executive officers. During Fiscal 1996 and Fiscal 1997, approximately $133,000 and $227,985, respectively, was paid as sales commissions to executive officers and $3,701 and $5,556, respectively, was paid as royalties. It is the Company's goal to attempt to increase its sales and marketing by entering into strategic alliances and joint venturing endeavors with well-placed firms in various business areas rather than expending large sums in developing the Company's own independent direct selling structure.

        The Company's sales efforts were disappointing on a historical basis until the third quarter of Fiscal 1995. In Fiscal 1995, net sales equaled $1,050,281 compared to $531,339 in Fiscal 1994. This increase over prior years was generated largely by sales to a sub-contractor for the U.S. postal service in connection with production of labels for certified mail. These customer orders covered both the purchase of chemical compounds for use in printing ink to be utilized in labels for certified mail as well as the sale by the Company of six scanners for use by the subcontractor in its internal verification system in connection with the production of certified mail labels. Such labels are used by the U.S. Postal Service in connection with an automation system, using equipment of a third party, which among other things, automatically sorts certified mail from other types of mail. During Fiscal 1996, the Company's revenues decreased to $869,829 due in part to the completion of the Postal Service contract. During Fiscal 1997, the Postal contract entered a new phase wherein the Company received orders for additional amounts of its chemical compound which contributed to net sales of $1,523,559 for that year.

         In Fiscal 1997, the Company entered into a Reseller Agreement (the "Reseller Agreement") with Moore U.S.A., Inc. ("Moore"), pursuant to which the Company appointed Moore as a non-exclusive reseller of certain of its readers/scanners and florescent ink products (the "Products") on a world-wide basis. Under the Reseller Agreement, Moore has the right, but is not required, to distribute the Products. The Reseller Agreement is for an initial term of five years commencing on September 2, 1997 and thereafter is automatically renewed for annual consecutive renewal periods of one year each unless terminated by notice of non-renewal sent by either party, at least 90 days prior to the expiration of the initial term or any renewal term. The Reseller Agreement also may be terminated by either party upon 30 days prior written notice if a party breaches the Reseller Agreement and fails to cure said breach within 30 days or becomes subject to bankruptcy or ceases to be actively engaged in business.

         The Company also entered into a Technology License Agreement with Moore (the "License Agreement") in Fiscal 1997 pursuant to which the Company granted a non-exclusive, non-transferable, non-assignable license (the "License") to Moore to exploit the Company's technology relating to the Products (the "Technology"), and to sell or otherwise provide the Products using the Technology. In exchange for the License, Moore has agreed to pay a royalty to the Company based on a percentage of sales of the Products based on the sales volume in any contract year. The Company also granted Moore a right of first refusal for an exclusive license relating to the Technology prior to granting such a license to a third party. The License Agreement is for an initial term of five years commencing on September 2, 1997 and thereafter is automatically renewed for consecutive renewal periods of three years each unless terminated by notice of non-renewal sent by either party, at least 90 days prior to the expiration of the initial term or any renewal term. The License Agreement also may be terminated by either party upon 30 days prior written notice if a party breaches the License Agreement and fails to cure said breach within 30 days or becomes subject to bankruptcy or ceases to be actively engaged in business.

         The relationship between the Company and Moore is non-exclusive, and there can be no assurances that Moore will be successful in selling the Products. Furthermore, there can be no assurance that if Moore is successful in selling the Products that such sales will be a significant source of revenue for the Company.

         Products manufactured by the Company are presently sold to a limited number of clients and customers under a relatively few contracts or purchase orders. During Fiscal 1995 sales to one customer, Webbcraft Technologies, Inc. ("Webbcraft"), exceeded 10% of net sales and amounted to approximately 50% of the Company's sales. During Fiscal 1996, sales to Loctite (P.R.), International Security Printers and Sicpa Ink Systems were approximately 15%, 17% and 17% of the Company's sales, respectively. During Fiscal 1997, sales to Webbcraft and Technical Graphics, Inc. were approximately 33% and 24% of the Company's sales, respectively. The foregoing percentages aggregate sales made to the named customer and to clients or sub-accounts of that customer. It should also be noted that sales to Webbcraft ranged from 50% of sales during Fiscal 1995 to approximately 6% of sales in Fiscal 1996, and increased to approximately 33% of sales during Fiscal 1997; this was because sales to this customer were derived from the U.S. Postal Service's certified mail label printing and sorting contract which was completed early in Fiscal 1996 and renewed and extended in the latter part of Fiscal 1996, so that renewed sales were generated therefrom in the first six months of Fiscal 1997. There can be no assurance of future revenue from renewals of this contract in the future. With the Company's new line of scanner and reader hardware and broad-based chemicals to be used with these items, the Company is attempting to broaden its sales base. There can be no assurance that the Company will be successful in broadening it sales base, or that such an increase, if any, will provide a significant source of revenue to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Summary of Operations" for a breakdown of sales, margins and related items respecting the Company's chemical and scanner/hardware sales, respectively.

MARKETS

         Among the principal industries which presently utilize or constitute potential clients for the Company's products are the U.S. government and others (for documentation, sorting and security applications), pharmaceutical firms (for labels and bottling) and automobile parts manufacturers; incident thereto, or, as markets for additional products, are adhesive manufacturers, label manufacturers, and stamp and paper currency manufacturers.

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

         The improved scanners developed by the Company, and the compact reading devices incident thereto, are believed by management to have applications in various facets of the document security industry, as well as in the process control field previously serviced by the Company. Among such new applications, would be the detection of counterfeiting of currencies, postage labels and tickets to various sports and entertainment events, and marking of items being sold to consumers through retail outlets. The Company is currently exploring potential customers with an interest in a wide variety of security applications which have been developed by the Company. Among other things, the Company is marketing its technology to be used in connection with the identification of counterfeits and sorting of bank checks. The Company has also sold its ultraviolet chemical for use in inks being used on U.S. government documentation, such as passports.

COMPETITION

         The Company competes with a number of companies, and many of such competitors have greater financial and other resources. In the labeling and parts identification business, among its competitors are Data Logic, Inc. and Sick Optic Electronic, GmbH, both of which have readers capable of reading broad (rather than specific) bands of light and neither of which provide either application engineering or scanning compounds. The Company's scanners are capable of quantitative measurement, operating on a more defined basis. The Company's scanners can differentiate among certain colors whereas many competing scanners identify the presence or absence of a color, but do not differentiate among colors. Accordingly, the Company believes that its scanner is capable of sorting out various labels for different products whereas readers produced by competitors are able to detect fluorescent chemicals on labels but cannot sort out similar labels. The Company's existing products are generally comparable in price to those of its competitors.

         The Company also competes with the machine vision industry, which utilizes solid state cameras and complex computer programs for similar applications to similar markets, such as product and label identification. The Company's ultraviolet detection system, which can also be used for industrial applications, is priced at approximately $8,000 per system compared to a range of $12,000 to $15,000 for video systems generally available for bottling and production line identification. Such competing video systems are produced and sold by several companies, including (a) General Electric Vision division of General Electric Corporation; (b) GM Fanuk, a joint venture of General Motors Corporation and Fanuk Corporation (a Japanese firm); and (c) Penn Video, Inc.

         With respect to document security, the Company's later model scanners compete with a number of other products used for this purpose, including holograms (which are three-dimensional representations designed with certain visual attributes for the purpose of thwarting counterfeits). The Company also competes with technology which places water marks and/or fabric threads within paper and currency. The Company believes that, if its later model scanner proves commercially feasible, it will enjoy an advantage against counterfeiting over these other technologies since the Company's non-visible specific frequency ultra-violet chemical compounds will be more difficult to duplicate. The basis for this belief is that the Company's products can differentiate its chemistry within ten nanometers of the spectrum whereas its competitors have thus far produced sensors which principally read in the blue area of the spectrum; by having greater specificity in its reading capacity, the Company can blend other colors into its blue spectrum inks and read such colors with greater particularity, thereby giving the Company's products a broader range of application. There can be no assurance that the Company's later model scanner will be commercially feasible.

INTELLECTUAL PROPERTY RIGHTS AND TECHNOLOGY PROTECTION

         The Company has a trademark registration in the United States for "Angstrom Technologies, Inc". The use and registration rights of a trademark holder do not ensure that such holder has superior rights to others that may have registered or used identical related marks on related goods or services. The Angstrom trademark was registered on June 23, 1987, and remains in effect through June 23, 2007.

         The Company currently has rights to seven patents. Furthermore, two patents have been allowed by the U.S. Patent & Trademark Office but have not yet issued, and five patent applications are pending. Despite this fact, there can be no assurance that any present or future patents which may issue in the Company's favor would necessarily protect the Company from competition or potential competition. Accordingly, the Company anticipates reliance for the foreseeable future on both its patents and on contractual rights, trade secrets and copyright laws.

         Pursuant to its Executive Employment Agreement with Messrs. Marinello, Liang and Ryan (See "Certain Relationships and Related Transactions"), the three executives are engaged, among other things, in a plan of activity to expand patent and intellectual property coverage for the Company. New patents are being developed and filed in the name of the individuals, who have agreed to assign a two-thirds interest therein to the Company, which is obligated to cover the cost of filing fees and fees of patent counsel. The Company will have exclusive rights to use such patents for a royalty fee of 5% of gross profits during the term of the aforesaid employment agreements, and at a royalty equal to 10% of gross revenues thereafter. In Fiscal 1997, the Company paid royalties of approximately $5,556 pursuant to said employment agreement.

EMPLOYEES

         The Company presently employs four executives, three engineering employees, a research chemist, an office manager and one full-time and one part-time clerical person. It also retains an outside accounting firm to supervise its financial records and independent consultants on business and engineering matters, as necessary. The President assists Company personnel in various engineering matters.

PUBLIC OFFERING AND PREFERRED STOCK DIVIDEND

         On December 22, 1993 the Company consummated a public offering of its securities consisting of 1,725,000 units. Each unit was comprised of one share of 8% redeemable convertible preferred stock ("Preferred Stock"), convertible into shares of the Company's Common Stock ("Common Stock") at a rate of $.50 per share and one Class A redeemable common stock purchase warrant. The Company received net proceeds of approximately $2,838,000 from such offering, after underwriting discounts and commissions and other expenses of the offering.

         The Company declared an initial cash dividend of .15 cents per share upon its shares of Preferred Stock, such dividend being paid on December 5, 1994 to holders of record as of the close of business on November 30, 1994. In order to conserve capital resources, the Board of Directors of the Company has determined not to declare a dividend on the shares of Preferred Stock for the subsequent period through the date hereof.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1997.


                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The shares of Common Stock are traded in the over-the-counter market and quoted in the "pink sheets" published by the National Quotation Bureau, Inc. ("NQB"). Such shares are presently listed on the OTC Bulletin Board. However, since the shares have traded on an inactive basis during many of the periods set forth below, the Company does not regard such price quotations as representing prices at which sizable transactions could have been or were effected.

         The following table sets forth the range of high and low bid prices for the Common Stock for each quarter during the period November 1, 1995 through January 21, 1998, as furnished by the NQB. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                      BID

                                               High           Low
                                              ------         -----
Fiscal 1996
-----------
11/1/95 to 1/31/96                            $ .25          $ .18
2/1/96 to 4/30/96                               .53            .25
5/1/96 to 7/31/96                               .81            .50
8/1/96 to 10/31/96                              .56            .38

Fiscal 1997
-----------
11/1/96 to 1/31/97                             1.06            .56
2/1/97 to 4/30/97                               .97            .62
5/1/97 to 7/31/97                               .72            .44
8/1/97 to 10/31/97                              .78            .41

Fiscal 1998
-----------
11/1/97 to 1/31/98
(through January 21, 1998)                      .68            .34

         On January 21, 1998, the high bid price for the Common Stock was $.4375 per share. The number of holders of the Common Stock was approximately 493 on January 21, 1998, computed by the number of record holders; this does not take account of stockholders for whom shares are being held in the names of brokerage houses and clearing agencies.

         The Company has never paid a cash dividend upon the Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business. The terms of the Preferred Stock prohibit the Company from paying dividends on the Common Stock until all accrued dividends on the Preferred Stock have been paid.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OF OPERATIONS

YEAR ENDED OCTOBER 31, 1997 ("FISCAL 1997") COMPARED TO YEAR ENDED OCTOBER 31, 1996 ("FISCAL 1996").

         Net sales of $1,523,559 for Fiscal 1997 reflect an increase of 75.2% from the $869,829 in net sales in Fiscal 1996. This increase in sales was a result of significantly higher sales of chemicals made to two subcontractors for U.S. government agencies relating to projects involving sorting and prevention of counterfeiting, as well as increased sales of scanners and chemicals to other customers. The cost of sales, as a percentage of overall sales, decreased from 50.8% in Fiscal 1996 to 37.8% in Fiscal 1997 due to management's focus on reducing manufacturing costs and increasing production efficiencies and certain economies of scale which are realized at higher sales levels.

         Selling, general and administrative expenses decreased from approximately $946,000 in Fiscal 1996 to approximately $888,000 in Fiscal 1997. This decrease was primarily due to a decrease in research and development expenses from approximately $350,000 in Fiscal 1996 to approximately $286,000 in Fiscal 1997 as the Company completed development of its semi-conductor chip for use in the Company's readers.

         The Company generated net income of $86,852 before dividend requirements during Fiscal 1997 as compared with a net loss of $467,207 for Fiscal 1996, before dividend requirements. Continuing its policy of conserving cash to meet operating requirements, the Company declined to accrue a preferred stock dividend for Fiscal 1997.

         After taking into account research and development and interest expenses, the Company produced operating income (before applicable interest income) in Fiscal 1996 of approximately $313,000 on chemicals and incurred operating losses of approximately $248,000 on scanner and hardware sales. On the same basis, in Fiscal 1997, the Company generated operating income on chemical sales of approximately $770,000 and incurred operating losses of $108,000 on scanners and hardware sales.

         Net interest income of approximately $37,000 for Fiscal 1997 was less than the net interest income of approximately $64,000 in Fiscal 1996 as a result of both lower interest rates, which produced a lower return on investment, and the fact that the Company's cash balances available for investment were lower.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

         The Company had cash and cash equivalents, and investments, of $686,492 as at the end of Fiscal 1997 as compared with $840,692 as at the end of Fiscal 1996, resulting in a decrease in these categories of $154,200. This reflects, in part, continuing expenditures by the Company to expand and protect its patent and intellectual property position, as well as continued development of its hardware and chemical compounds. The Company experienced an increase in trade accounts receivable of $22,656, an increase in inventory of $71,031 and a decrease in accounts payable of $104,946. The increase in inventory reflects increased production to meet the sales increases experienced and to afford the Company a lower cost of unit production and the ability to meet any future orders on a timely basis. The decease in accounts payable was primarily a result of amounts the Company had set off against pre-paid expenses being converted to accounts payable in late Fiscal 1996, requiring repayment in Fiscal 1997. Prepaid expenses at such dates increased materially from $1,181 to $41,268. The increase was primarily a result of the Company paying a retainer to a marketing consultant.

         As indicated in Note 2 to these financial statements, no dividend has been accrued for Fiscal 1997 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1998, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

FEDERAL INCOME TAXES

         Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

         The tax effects of temporary differences that give rise to deferred income tax assets, a corresponding valuation allowance and deferred tax liabilities at October 31, 1997 and October 31, 1996 is presented below.


Deferred tax assets:            October 31, 1997     October 31, 1996
                                ----------------     ---------------

     Net Operating Loss           $ 1,468,000    $ 1,498,000
     Other, Net                         7,100          5,800
                                  -----------    -----------
Total deferred tax assets           1,475,100      1,503,800
     Less:  Valuation allowance    (1,475,100)    (1,503,800)
                                  -----------    -----------
Net deferred tax asset                      0              0
                                  ===========    ===========

         The Company has cumulative net operating loss carryforwards of approximately $3,700,000 for federal income tax purposes which expire between the years 2000 to 2011.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

     Name                      Age
     ----                      ---

Daniel A. Marinello             57       President, Chief Executive Officer and Chief Financial
                                         Officer and a director

Louis Liang                     54       Executive Vice President-Strategic Business and a director

William J. Ryan                 58       Executive Vice President-Operations and a director

Douglas B. Kruger               54       Secretary and a director

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

         Louis Liang has been a director since February 1, 1994 and was appointed Executive Vice President - Strategic Business in May, 1994. From June 1993 until being formally employed by the Company in May 1994, Mr. Liang acted as a consultant to the Company. Mr. Liang was most recently Director of Subcontract Operations and Package Development Technology of VLSI Technology Inc. for a four year period from May, 1989 to June, 1993. He has been employed, since 1972, in various capacities in the electronic and semiconductor industries, including positions dealing with research and development, engineering, operations and new venture and business development matters. He has also been active as a technical, marketing and management consultant to companies in the Silicon Valley. Mr. Liang has a B.A. and M.S. degrees in Applied Physics from the University of California, San Diego and Santa Barbara campuses.

         William J. Ryan has been a director and Executive Vice President - Operations since April 1, 1994. He has served most recently, between July, 1992 and April, 1994, as an Executive Management Consultant to several high technology semiconductor suppliers and equipment manufacturers. His responsibilities included developing market strategy, product design and implementing cost effective manufacturing processes. Prior to becoming engaged in the consulting business, Mr. Ryan was employed at the IBM Corporation for 27 years in various senior engineering and technical management positions. His last assignment with IBM was as Senior Engineering Manager of Advanced Semiconductor Equipment Engineering. Mr. Ryan holds a B.S. degree in Mechanical Engineering from the University of Vermont and has published technical papers and spoken extensively at executive management and technical management seminars.

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

         Each of the Company's directors has been elected at the last Annual Meeting of Stockholders to serve until the next such Annual Meeting and until his successor has been elected and qualified. The Company's executive officers are appointed annually by the Company's directors. Each of the Company's officers continue to serve until their successors have been appointed.

         Under federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5. Due to administrative oversight, Messrs. Kruger and Ryan did not report extensions of the expiration date of stock options which occured in Fiscal 1997.

ITEM 10.    EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during Fiscal Years 1997, 1996 and 1995 for Daniel
A. Marinello, who was the Chief Executive Officer and President and Chief Operating Officer at the end of such fiscal years. No other executive officers of the Company received salary and bonus compensation which exceeded $100,000 in such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                        Long Term
                                           Annual       Compensation
                                        Compensation       Award

Name and                                                                   All Other
Principal Position               Year      Salary      Options             Compensation
--------------------------       ----      ------      -------             ------------

Daniel A. Marinello Chief        1997      --            --                $ 161,256(3)
Executive Officer and Chief      1996      --            --                   94,169(3)
Financial and Accounting         1995      --            1,000,000(2)         97,468(3)
Officer (1)

(1)      Commenced to serve as such on October 28, 1992.
(2)      Options covering 1,000,000 shares at a price of $.125 per share were granted in November,
         1994.
(3)      Comprised of commissions and royalties.

EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND MESSRS. MARINELLO, LIANG AND RYAN

         The Board of Directors of the Company has approved and the stockholders of the Company, at the Annual Meeting of Stockholders, held November 7, 1994, ratified and approved, an Executive Employment Agreement (the "Employment Agreement"), between the Company, on the one hand, and Messrs. Marinello, Liang and Ryan, its three highest ranking executive officers as a management team (the "Team"). The Employment Agreement has become effective on and as of November 1, 1994 and supersedes existing employment arrangements with the Team. Since May, 1994, Messrs. Liang and Ryan have been receiving compensation equal to $5,000 per month for each such person. An outline of the terms of the Employment Agreement is as follows:

Term
----

         The initial term of the Employment Agreement was a three year period commencing November 1, 1994 and ending October 31, 1997. The Employment Agreement currently is automatically renewed for annual consecutive renewal periods of one year each unless terminated by notice of non-renewal sent either by the Company or the Team, at least 60 days prior to the expiration of any renewal term; provided, however, that the Company may only terminate the Employment Agreement in the event that its net profits after taxes during the preceding 12 months is either a negative number or does not equal or exceed at least $150,000 more than the Company's net profits after taxes for the prior 12 month period, or its sales do not show at least a 15% increase between such periods.

Compensation
------------

         The Employment Agreement provides that the Team shall receive, allocated among them, an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. The gross sales component of compensation is divided among Messrs. Marinello, Ryan and Liang in the amounts of 9%, 3% and 3%, respectively, while the 10% of the first million dollars in pre-tax profits is apportioned 5%, 2.5% and 2.5%, respectively, and maintained in the same ratio, as such percentage may be reduced.

Duties
------

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

Termination
-----------

         The Company may terminate the Employment Agreement only for "cause", which shall consist of (a) a violation of the non-competition provisions, (b) commission of an act or existence of circumstances which constitute "cause" within the meaning of Delaware law, or (c) malfeasance or the commission or omission of acts which, in the reasonable judgment of the Board of Directors, are contrary to the instructions of the Board of Directors.

Non-Competition
---------------

         During the term of the Employment Agreement, the Team may not compete with the Company's business in the United States or in any foreign jurisdiction in which the Company is then conducting business.

Additional Provisions
---------------------

         (a) In the event that one or two members of the Team are incapacitated or unable to perform their duties, the other members of the Team, if still performing his duties, shall be entitled to the entire compensation payable to the Team under the Employment Agreement.

         (b) Each member of the Team has been granted a Stock Option covering 1 million Shares of the Company, exercisable at $.125 per Share which constitutes the fair market value thereof, 50% of such number of shares became immediately exercisable, with 250,000 becoming exercisable after one year and the balance of the shares becoming exercisable after the second anniversary of such grant. These options have been granted pursuant to the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan"), which was ratified and approved at the Annual Meeting of Stockholders referred to above. All such options are now exercisable.

Intellectual Property Rights
----------------------------

         The Team is required to assign to the Company a two-thirds interest in any patents or other intellectual property created by it which is used in the Company's business. The Company is required to pay the Team a royalty computed by 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. The royalty is divided among Messrs. Marinello, Ryan and Liang in the amounts of 1.5%, 1.75% and 1.75%, respectively. In the event of termination of the Employment Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents.

Take Over or Merger
-------------------

         In the event there is a buy out, take over or merger of the Company by a third party (collectively called the "Takeover"), the Team shall be entitled to receive twenty-five percent (25%) of the total value of the Takeover payable immediately upon consummation of the Takeover, in cash or cash equivalent acceptable to the Team, each member of the Team to receive one-third (1/3) of the twenty-five percent (25%) payment; notwithstanding the foregoing, (A) the aggregate payment to be made to the Team in event of a Takeover shall not exceed $45 million, and (B) no sums on account of any such transaction shall be payable to the Team in such event unless the total value of the Takeover equals or exceeds $12.5 Million for the Company's assets or capital stock, as the case may be. In the event of a payment to the Team in respect of a Takeover of the Company, such payment shall be in addition to any amounts otherwise received by the members of the Team in exchange for shares in the Company sold or exchanged by them pursuant to such Takeover.

1983 AND 1985 STOCK OPTION PLANS

         Under the Company's Amended 1983 Stock Option Plan and 1985 Stock Option Plan (the "Plans"), officers and other key employees who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 700,000 shares of the Company's Common Stock. The Plans also provide for the issuance of stock appreciation rights in connection with the granting of stock options. Option prices may not be less than 100% of the fair market value of the Common Stock on the date of grant and unexercised options expire not more than ten years from date of grant. The Plans are administered by a Stock Option Committee ("Committee") of the Board of Directors. Stock options are granted to management and others based upon a variety of criteria including the position held by such executive, employee or other person, the responsibilities with which such person is charged, the person's length of service with the Company, and the necessity and desirability to the Company of rendering an incentive to such person to continue his relationship with the Company and to enthusiastically foster the Company's best interests. Subject to the guidelines of the Plans, the Committee determines to whom options will be granted, the type of options to be granted, the number of shares, the option price per share, and the time when the options may be exercised. No options were granted under the Plans in Fiscal 1997.

         In addition to the options under the aforesaid Plans, the Company has granted options to acquire 1,700,000 shares outside of such Plans at a price of $.125 per share. No options were granted in Fiscal 1997 outside of the Company's stock option plans.

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

         Each of Messrs. Marinello, Liang and Ryan has received grants under the 1994 Stock Option Plan to acquire one million Shares of the Company at a price per Share equal to $.125, the fair market price of the Shares on both June 23, 1994, the date on which the options were granted as well as November 7, 1994 the date on which the 1994 Stock Option Plan was ratified and approved by stockholders at the Annual Meeting of Stockholders and such grants were reconfirmed and reissued. All of such options are exercisable currently and expire ten years from the date of grant unless sooner terminated in accordance with its respective provisions. During Fiscal 1997, options to purchase 130,000 shares were granted to Company employees under the 1994 Plan.

                          OPTION GRANTS IN FISCAL 1997

         No options were granted to the named executive officer in Fiscal 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

         No options were exercised by the named executive officer in Fiscal 1997. The following table sets forth information concerning all unexercised options (whether or not issued under one of the Company's Plans) held by the named executive officer at October 31, 1997:

                                                              Number of Securities           Value of Unexercised in-
                                                              Underlying Unexercised         the-Money Options at FY-
                     Shares Acquired     Value                Options at FY-End (#)          End ($) Exercisable/
Name                 on Exercise (#)     Realized ($)         Exercisable/Unexercisable      Unexercisable (1)
----                 ---------------     ------------         -------------------------      -----------------

Daniel Marinello         0                 ----                 1,450,000/0                     $866,688/$0

----------------

(1) Based on the average of the high and low sales price ($.71875) on October 31, 1997.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table and notes thereto set forth information regarding the beneficial ownership of the Company's shares of Common Stock as of October 31, 1997 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) the named executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares of Common Stock owned.


NAME AND ADDRESS                                AMOUNT AND NATURE OF              PERCENT OF
OF BENEFICIAL OWNER(1)                          BENEFICIAL OWNERSHIP               CLASS (2)
----------------------                          --------------------               ---------

Kenneth J. Koock                                     3,484,846(3)                   14.9%
2 Robin Hill Road
North Caldwell, New Jersey  07006

Daniel A. Marinello                                  2,115,000(4)                    8.6%
Louis Liang                                          1,370,000(5)                    5.2%
William J. Ryan                                      1,200,000(6)                    4.9%
Douglas Kruger                                         675,000(7)                    2.9%
All officers and directors as a
  group (four persons)                               5,360,000(8)                   19.9%
----------

(1)      Unless otherwise indicated, address is c/o the Company.
(2)      Based on a total of 23,255,118 shares of Common Stock issued and outstanding as of
         October 31, 1997.
(3)      All shares are owned directly, except for 125,000 shares held as custodian for Mr. Koock's grown children which are included in this total; he disclaims beneficial ownership of such shares as well as of any shares which may be owned by other officers and/or stockholders of
         M.H. Meyerson & Co., Inc.
(4)      Includes presently exercisable options to acquire 1,450,000 shares.
(5)      Includes presently exercisable options to acquire 1,000,000 shares.
(6)      Includes presently exercisable options to acquire 1,100,000 shares.
(7)      Includes presently exercisable options to acquire 175,000 shares.
(8)      Includes 3,725,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options (both qualified under the Plans and non-qualified options issued apart from such Plans) by the officers and directors as a group.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Commencing as of November 1, 1994 and following ratification and approval of the proposed Employment Agreement by the stockholders at the Annual Meeting on November 7, 1994, Messrs. Marinello, Ryan and Liang are, and have been, employed under the terms and conditions contained in the Employment Agreement described hereinabove. (See "Executive Compensation"). In addition, incident thereto, the stockholders ratified and approved the Company's 1994 Stock Option Plan pursuant to which such three individuals each received options to acquire one million shares of Common Stock at a price of $.125 per share. As of the date hereof, Messrs. Marinello, Liang and Ryan have been jointly engaged in a plan of activity designed to establish and expand the patent and other intellectual property coverage afforded the Company's products and developments. One prior patent which had lapsed because of technical requirements was successfully recovered and six new patents have been granted, two patents have been approved but not yet issued and five other applications are in process. While the applications are filed in the names of the individuals, they have agreed to assign a two-thirds interest therein to the Company when any patents issue. The Company has been paying filing fees and fees of patent counsel in connection with this endeavor. The Company has exclusive rights to use such patents during the term of the Employment Agreement for an aggregate royalty fee of 5% of the gross profits of products sold utilizing such patents or other such intellectual property; following termination of such Employment Agreement, the Company may retain exclusive use of the patents and other intellectual property, by payment of a royalty equal to 10% of the gross revenues of products sold utilizing the same. The Company paid royalties of approximately $5,556 in Fiscal 1997 pursuant to the Employment Agreement.

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

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-KSB.

(a)   Documents filed as part of this report:

       1.    Financial Statements:..........................................................Page
                  Report of Independent Auditors..............................................F-1
                  Balance Sheet as of October 31, 1997........................................F-2
                  Statements of Operations for the
                     Years ended October 31, 1997 and 1996....................................F-4
                  Statements of Capital for the
                     Years ended October 31, 1997 and 1996....................................F-5
                  Statements of Cash Flows for the
                     Years ended October 31, 1997 and 1996....................................F-6
                  Notes to Financial Statements...............................................F-7

      2.     Exhibits Filed Herewith

         10(a) Reseller Agreement between the Company and Moore U.S.A., Inc. dated September 2, 1997.

         10(b) Amendment to Reseller Agreement dated September 24, 1997.

         10(c) Technology License Agreement between the Company and Moore U.S.A., Inc. dated September 2, 1997.

         23    Consent of Ernst & Young LLP

         27    Financial Data Schedule

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

           10.1  1983 Stock Option Plan

           10.2  1985 Stock Option Plan

         The following was filed as an exhibit to the Company's annual report on Form 10-KSB for its year ending October 31, 1994 and is incorporated by reference herein:

         2. Stock Option Grants dated November 7, 1994 between the Company each of Messrs. Marinello, Liang and Ryan.

(b) Reports on Form 8-K:

              There were no reports on Form 8-K filed during the quarter ended October 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 23, 1998                 ANGSTROM TECHNOLOGIES, INC.

                                        By:    /s/ Daniel A. Marinello
                                              ------------------------------------------
                                              Daniel A. Marinello, Chief Executive Officer
                                              and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                                  TITLE                                       DATE


/s/ Daniel A. Marinello                     Chief Executive Officer,                    January 23, 1998
---------------------------------
 Daniel A. Marinello                        Chief Financial Officer and a
                                            Director (Principal Executive
                                            Officer, Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


/s/ Louis Liang                             Executive Vice President -                  January 23, 1998.
-------------------------------------
Louis Liang                                 Strategic Business and a Director


/s/ William J. Ryan                         Executive Vice President -                  January 23, 1998
----------------------------------
William J. Ryan                             Operations and a Director


/s/ Douglas B. Kruger                       Secretary and a Director                    January 23, 1998
--------------------------------
Douglas B. Kruger

                                          Financial Statements

                                       Angstrom Technologies, Inc.

                                  Years ended October 31, 1997 and 1996
                                   with Report of Independent Auditors

                           Angstrom Technologies, Inc.

                              Financial Statements

                      Years ended October 31, 1997 and 1996





                                    CONTENTS

Report of Independent Auditors .......................................F-1

Audited Financial Statements

Balance Sheet.........................................................F-2
Statements of Operations..............................................F-4
Statements of Capital ................................................F-5
Statements of Cash Flows  ............................................F-6
Notes to Financial Statements ........................................F-7

                         Report of Independent Auditors

The Board of Directors
Angstrom Technologies, Inc.

We have audited the accompanying balance sheet of Angstrom Technologies, Inc. as of October 31, 1997, and the related statements of operations, capital and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstrom Technologies, Inc. at October 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.


                                                            ERNST & YOUNG LLP

Cincinnati, Ohio
December 9, 1997

                           Angstrom Technologies, Inc.

                                  Balance Sheet

                                October 31, 1997


ASSETS
Current assets:
    Cash and cash equivalents                         $   73,112
    Short-term investments                               613,380
    Accounts receivable                                  133,596
    Interest receivable                                    1,207
    Inventories:
       Finished goods                                     97,389
       Work in process                                     1,506
       Raw materials and parts                           538,141
                                                      ----------
                                                         637,036
    Prepaid expenses                                      41,268
                                                      ----------
Total current assets                                   1,499,599

Furniture and equipment, at cost                         159,665
    Less accumulated depreciation                         84,633
                                                      ----------
Net furniture and equipment                               75,032

Patents, less accumulated amortization of $ 8,051        127,098
                                                      ----------
Total assets                                          $1,701,729
                                                      ==========

LIABILITIES AND CAPITAL
Current liabilities:
    Accounts payable                                            $    85,992
    Accrued liabilities                                              69,943
    Long-term debt due within one year                               29,375
                                                                -----------
Total current liabilities                                           185,310

Long-term debt                                                       39,011

Capital:
    Preferred stock, $.01 par value; 5,000,000 shares
       authorized, 1,335,990 issued and outstanding
       (liquidation preference of $2.00 per share)                2,197,684
    Common stock, $.01 par value; 45,000,000 shares                 232,552
       authorized, 23,255,118 shares issued and outstanding
    Additional paid in capital                                    4,973,523
    Accumulated deficit                                          (5,926,351)
                                                                -----------
Net capital                                                       1,477,408
                                                                -----------
Total liabilities and capital                                   $ 1,701,729
                                                                ===========


See accompanying notes.

                           Angstrom Technologies, Inc.

                            Statements of Operations


                                                   YEAR ENDED OCTOBER 31
                                                   1997              1996
                                                --------------------------------

Net sales                                        $1,523,559      $ 869,829

Cost of sales                                       575,350        441,886
                                                 ----------      ---------
Gross profit                                        948,209        427,943

Selling, general and administrative expenses        888,385        945,906
Interest expense                                      9,932         12,876
Interest income                                     (36,960)       (63,632)
                                                 ----------      ---------
                                                    861,357        895,150
                                                 ----------      ---------
Net income (loss)                                    86,852       (467,207)
Less dividend requirement on preferred stock       (213,758)      (237,206)
                                                 ----------      ---------
Net (loss) applicable to common stock            $ (126,906)     $(704,413)
                                                 ==========      =========

Net (loss) per common share                      $    (0.01)     $   (0.03)
                                                 ==========      =========

See accompanying notes.

                           Angstrom Technologies, Inc.

                              Statements of Capital


                                      PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                -------------------------------------------------------   PAID IN      ACCUMULATED        NET
                                   SHARES        AMOUNT        SHARES        PAR VALUE     CAPITAL        DEFICIT        CAPITAL
                                ---------------------------------------------------------------------------------------------------
Balance at October 31, 1995       1,663,450   $ 2,737,175     21,745,278     $ 217,453   $ 4,435,631   $ (5,545,996)   $ 1,844,263
Conversion of preferred stock      (180,915)     (297,692)       723,660         7,237       290,455                   --
Net loss                                                                                                   (467,207)      (467,207)
                                ---------------------------------------------------------------------------------------------------
Balance at October 31, 1996       1,482,535     2,439,483     22,468,938       224,690     4,726,086     (6,013,203)     1,377,056
Conversion of preferred stock      (146,545)     (241,799)       586,180         5,862       235,937                   --
Exercise of stock options                                        200,000         2,000        11,500                        13,500
Net income                                                                                                   86,852         86,852
                                ---------------------------------------------------------------------------------------------------
Balance at October 31, 1997       1,335,990   $ 2,197,684     23,255,118     $ 232,552   $ 4,973,523   $ (5,926,351)   $ 1,477,408
                                ===================================================================================================

See accompanying notes.

                          Angstrom Technologies, Inc.

                            Statements of Cash Flows

                                                         YEAR ENDED OCTOBER 31
                                                           1997          1996
                                                        ------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $  86,852      $(467,207)
Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation                                        38,023         15,505
       Amortization                                         3,534          4,119
       Changes in operating assets and liabilities:
          Accounts receivable                             (22,656)         9,682
          Interest receivable                               4,886          5,396
          Inventories                                     (71,031)      (274,589)
          Prepaid expenses                                (40,087)       110,780
          Accounts payable                               (104,946)        85,606
          Accrued liabilities                              17,730          8,297
                                                        ---------      ---------
Net cash used by operating activities                     (87,695)      (502,411)

INVESTING ACTIVITIES
Purchases of furniture and equipment                      (17,876)       (73,113)
Proceeds from sale of investments                         203,137        533,208
Capitalization of patents                                 (32,754)       (40,920)
Other assets                                                   --          1,237
                                                        ---------      ---------
Net cash provided by investing activities                 152,507        420,412

FINANCING ACTIVITIES
Proceeds from the exercise of stock options                13,500             --
Principal repayments of long-term debt                    (29,375)       (23,134)
                                                        ---------      ---------
Net cash used by financing activities                     (15,875)       (23,134)
                                                        ---------      ---------
Net increase (decrease) in cash                            48,937       (105,133)
Cash and cash equivalents at beginning of year             24,175        129,308
                                                        ---------      ---------
Cash and cash equivalents at end of year                $  73,112      $  24,175
                                                        =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                  $   9,932      $  12,876
Conversion of preferred stock to common stock             241,799        297,692


See accompanying notes.

                           Angstrom Technologies, Inc.

                          Notes to Financial Statements

                            October 31, 1997 and 1996

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out basis. The Company periodically reviews inventory levels for obsolete, slow-moving and non-salable inventory and records a reserve against those inventories when deemed necessary.

FURNITURE AND EQUIPMENT

Furniture and equipment is stated at cost. Depreciation is provided using the straight-line method over the useful life of the assets.

PATENTS

The Company has been awarded seven patents from the U.S. Patent office. The legal fees associated with the application and approval of these patent applications for U.S. and foreign patents have been capitalized. These patent costs are being amortized over a life not to exceed 20 years which is deemed to be the economic life of the patents.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

                           Angstrom Technologies, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

Calculations of net loss per common share is based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding was 22,862,028 for 1997 and 22,084,393 for 1996.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the participants' options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing such options. However, the effect of applying Statement No. 123's fair value results in net earnings that are not materially different from amounts reported.

NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for interim and annual periods ending after December 15, 1997. At the time of adoption, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements primary income per share will be replaced with basic income per share. Basic income per share excludes the dilutive effect of stock options. Under the provisions of the new standard, income per share at October 31, 1997 and 1996, would not be materially different than income per share calculated using the current method.

                           Angstrom Technologies, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2. PREFERRED STOCK

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

In 1997 and 1996, Management has determined that available funds are more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividends will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1997 ($717,116) and 1996 ($503,358), in arrears. No dividend has been accrued for the year ended October 31, 1997 and 1996. The amount that would have been recorded at October 31, 1997 and 1996, if a dividend had been declared, would have been $213,758 and $237,206, respectively. The preferred stock is subject to redemption at the company's option at $2.00 per share on 30-60 days written notice, provided that the closing high bid price for common stock shares is at least $1.00 per share for 10 consecutive trading days.

                           Angstrom Technologies, Inc.

3. INVESTMENTS

Investments at October 31, 1997 are comprised of U.S. Treasury bills, $263,380, classified by management as available for sale, and Commercial Paper, $350,000, classified as held to maturity. The available for sale securities are recorded at fair value with any aggregate net unrealized gain/loss reported as a separate component of shareholders' equity, in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At October 31, 1997 and 1996, there was no requirement to record unrealized gain/loss as a separate component of shareholders' equity. The held to maturity investments mature within one year and are carried at amortized cost which approximates market value at October 31, 1997.

Interest income of $36,960 and $63,632 includes approximately $2,900 and $12,000 from the amortization of discounts on investments in 1997 and 1996, respectively.

4. LONG-TERM DEBT

Long-term debt at October 31, 1997 consists of the following:

 Non-interest bearing promissory note, payable in monthly
   installments of $3,000 through January 1, 2000, less discount
   of $32,412 imputed at an annual rate of 12%                               $68,386

Less current maturities                                                       29,375
                                                                             =======
                                                                             $39,011
                                                                             =======

The non-interest bearing promissory note was originally an interest bearing demand note with a principal balance of $297,940. The terms of the note have been renegotiated to provide for repayment of the principal balance only over a period of 97 months. The note is carried at the present value of its scheduled payments discounted at an annual rate of 12%.

                           Angstrom Technologies, Inc.

4. LONG-TERM DEBT (CONTINUED)

The following payments of principal are required subsequent to October 31, 1997:

                    1998                     $29,375
                    1999                      33,100
                    2000                       5,911
                                             =======
                                             $68,386
                                             =======

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

                           Angstrom Technologies, Inc.

5. STOCK OPTION PLANS (CONTINUED)

Certain key executives (the Team) received grants under the 1994 Stock Option Plan to acquire one million shares of the common stock of the Company at a price per share equal to $.125, the fair market price of the shares on both June 23, 1994, the date on which the options were granted as well as November 7, 1994 the date on which the 1994 Stock Option Plan was ratified and approved by stockholders at the Annual Meeting of Stockholders and such grants were reconfirmed and reissued. Such options are exercisable to the extent of 500,000 shares immediately, an additional 250,000 on the first anniversary of the date of grant and the balance of 250,000 shares exercisable from and after the second anniversary of the date of grant, with such options expiring ten years from the date of grant unless sooner terminated in accordance with its provisions.

Options expire through 2007 based upon the date of grant. Changes in options outstanding under the Plans are as follows:

                                                                                   STOCK OPTION
                                                           SHARES                  PRICE RANGE
                                                      ------------------------------------------
Balance at October 31, 1995                              3,490,000               $0.01 and $.125
   Granted                                                  75,000                    $.406
                                                      ------------
Balance at October 31, 1996                              3,565,000                $0.01 to $.406
   Granted                                                 130,000                    $.438
                                                      ------------
Balance at October 31, 1997                              3,695,000                $0.01 to $.438
                                                      ============

At October 31, 1997, 6,800,000 shares of common stock are reserved for issuance under the Plans.

At a special meeting of the Company's shareholders on January 20, 1992, options were granted to the chief executive officer to purchase 400,000 shares of common stock. The option price of each grant is $0.125 per share and the options expire on April 14, 2003.

                           Angstrom Technologies, Inc.

5. STOCK OPTION PLANS (CONTINUED)

At a special meeting of the Board of Directors on September 14, 1993, options were granted outside of the Company's stock option plans to the Team to purchase a total of 300,000 shares of common stock at an option price of $0.125 per share for a period expiring September 14, 2002.

All options outstanding at October 31, 1997 are fully exercisable.

6. RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 1997 the Company paid approximately $228,000 ($133,000 in 1996) in commissions to the Team in accordance with the employment agreements with the Team which provides that the team receive an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. The Company paid consulting fees of approximately $30,000 ($207,000 in 1996) to various members of the Board of Directors and/or corporate officers or to entities controlled by them for Board of Directors fees, technical, research and development and sales and marketing services rendered during the year.

The Company is required to assign to the Team a 1/3rd interest in any patents or other intellectual property created by the Team which is used in the Company's business. The Company is required to pay the Team a royalty computed at 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. In the event of termination of the Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents. During the year ended October 31, 1997 the Company paid royalties of approximately $5,556 to the Team ($3,701 in 1996).

                           Angstrom Technologies, Inc.

7. LEASES

Minimum future rental payments under commitments for noncancelable operating leases in effect at October 31, 1997, principally for facilities is approximately $20,000 in 1997.

Total rent expense under operating leases was $26,107 and $25,260 for the years ended October 31, 1997 and 1996, respectively.

8. FEDERAL INCOME TAXES

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. The tax effects of temporary differences at October 31, 1997 is presented below:

                                                                        OCTOBER 31,
                                                                            1997
                                                                      --------------
        Deferred tax assets:
             Net operating loss                                          $ 1,468,000
             Other, net                                                        7,100
                                                                         -----------
         Total deferred tax assets                                         1,475,100
         Less valuation allowance                                         (1,475,100)
                                                                         ===========
         Net deferred tax asset                                          $        --
                                                                         ===========


The Company has cumulative net operating loss carryforwards of approximately $3,700,000 for federal income tax purposes which expire in the years 2000 to 2011.

The reconciliation of income tax at the U.S. Federal statutory rate to income tax expense is:

                                                    YEAR ENDED OCTOBER 31
                                                      1997          1996
                                                  ------------   ----------
Tax at U.S. statutory rate                         $  14,000      $(159,000)
Tax benefit of net operating loss carryforward       (14,000)
Loss for which benefit not provided                                 159,000
                                                   ---------      ---------
Actual tax provision                               $     -0-      $     -0-
                                                   =========      =========

                           Angstrom Technologies, Inc.

9. RESEARCH AND DEVELOPMENT COSTS

Research and development costs charged to expense during the fiscal years ended October 31, 1997 and 1996 were approximately $285,723 and $349,590, respectively.

10. SIGNIFICANT CUSTOMERS

Customers in excess of 10% of net sales for each respective year is as follows:

                                                           YEAR ENDED OCTOBER 31
                                                           1997             1996
                                                         ---------        --------
                  Customer A                                 33%               6%
                  Customer B                                 24%               0%
                  Customer C                                  6%              15%
                  Customer D                                  5%              17%
                  Customer E                                  1%              17%