Form 10QSB
period 1998-01-31
ANGSTROM TECHNOLOGIES INC
filed 1998-03-13
CIK 725774

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                       Commission file number: 0-12646

                         ANGSTROM TECHNOLOGIES, INC.
               -----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                    31-1065350
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

            1895 Airport Exchange Boulevard, Erlanger, Kentucky 41018
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                                 Yes   X      No
                                     -----        -----

As of March 10, 1998, 23,280,918 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes        No   X
                                                      -----     -----

                           ANGSTROM TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I.           Financial Information

                  Item 1.           Financial Statements:                                            Page
                                                                                                    -----
                                    Balance Sheets as of  January 31, 1998                            3-4
                                    and October 31, 1997

                                    Statements of Operations for the Quarters                           5
                                    Ended January 31, 1998 and 1997

                                    Statements of Cash Flows for the Three                              6
                                    Months Ended January 31, 1998 and 1997

                                    Notes to Financial Statements                                     7-9

                  Item 2.           Management's Discussion and Analysis of                            10
                                    Financial Condition and Results of Operations

Part II.          Other Information

                  Item 6.           Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                                             12

                           Angstrom Technologies, Inc.
                           ---------------------------
                                  Balance Sheet
                                  -------------



                                                                     JAN. 31,                   OCT. 31,
                                                                     --------                   --------
                                                                       1998                       1997
                                                                       ----                       ----
                                                                        (UNAUDITED)              (NOTE)

ASSETS
Current assets:
   Cash and cash equivalents                                      $       45,297              $    73,112
   Short-term investments                                                404,005                  613,380
   Accounts receivable, less allowances of $2,543                         91,345                  133,596
   Interest receivable                                                       761                    1,207
   Advances to suppliers                                                   3,585                       --
   Inventories:
     Finished goods                                                       99,225                   97,389
     Work in process                                                      24,132                    1,506
     Raw materials and parts                                             658,740                  538,141
                                                                  ---------------------------------------------
                                                                         782,097                  637,036
   Prepaid expenses                                                       41,016                   41,268
                                                                  ---------------------------------------------
Total current assets                                                   1,368,106                1,499,599

Furniture and equipment, at cost                                         163,668                  159,665
   Less accumulated depreciation                                          94,138                   84,633
                                                                  ---------------------------------------------
Net furniture and equipment                                               69,530                   75,032

Patents, less accumulated amortization of $10,808                        125,464                  127,098
                                                                  ---------------------------------------------

Total assets                                                      $    1,563,100              $ 1,701,729
                                                                  =============================================




NOTE: The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Balance Sheet (continued)
                            -------------------------


                                                                                   JAN. 31,             OCT. 31,
                                                                                   --------             --------
                                                                                     1998                 1997
                                                                                     ----                 ----
                                                                                 (UNAUDITED)             (NOTE)
LIABILITIES AND CAPITAL
Current liabilities:
   Accounts payable                                                               $    51,599         $    85,992
   Accrued liabilities                                                                 44,284              69,943
   Long-term debt due within one year                                                  29,375              29,375
                                                                                -----------------------------------
Total current liabilities                                                             125,258             185,310

Long-term debt                                                                         31,993              39,011

Capital:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, 1,335,990 issued and outstanding (liquidation preference of $2.00
     per share)                                                                     2,187,041           2,197,684
   Common stock, $.01 par value; 45,000,000 shares authorized,
     23,280,918 shares issued and outstanding                                         232,809             232,552
   Additional paid in capital                                                       4,983,908           4,973,523
   Accumulated deficit                                                             (5,997,909)         (5,926,351)
                                                                                -----------------------------------
Net capital                                                                         1,405,849           1,477,408
                                                                                -----------------------------------

Total liabilities and capital                                                     $ 1,563,100         $ 1,701,729
                                                                                ===================================





NOTE: The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------


                                                             THREE MONTHS ENDED
                                                             ------------------
                                                      JANUARY 31,          JANUARY 31,
                                                      -----------          -----------
                                                         1998                 1997
                                                         ----                 ----

Net sales                                            $    196,874         $    422,796

Cost of Sales                                             105,701              119,450
                                                     ------------         ------------

Gross profit                                               91,173              303,346

Selling, general and
    administrative expenses                               168,673              227,365
Interest expense                                            1,982                2,772
Interest income                                            (7,924)              (7,181)
Gain on security sale                                          --                   --
                                                     ------------         ------------
                                                          162,731              222,956
                                                     ------------         ------------

Net income (loss)                                         (71,558)              80,390
Less dividend requirement on preferred stock              (53,440)             (54,819)
                                                     ------------         ------------

Net  income (loss) applicable to common stock        $   (124,998)        $     25,571
                                                     ============         ============

Net income (loss) per common share:                  $      (0.01)        $         --
                                                     ============         ============

   Basic                                             $      (0.01)        $         --
                                                     ============         ============

   Diluted                                           $      (0.01)        $         --
                                                     ============         ============

Weight Average Number
of Shares Outstanding                                  23,273,347           22,263,100
                                                     ============         ============

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                          THREE MONTHS ENDED JAN. 31,
                                                                          ---------------------------
                                                                             1998             1997
                                                                       -----------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                        $  (71,558)       $  80,390
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                           12,262            6,243
     Changes in operating assets and liabilities:
       Accounts receivable                                                   42,251          (22,041)
       Interest receivable                                                      446            1,299
       Advances to suppliers                                                 (3,585)              --
       Inventories                                                         (145,061)           1,177
       Prepaid expenses                                                         252           (1,970)
       Accounts payable                                                     (34,393)         (76,615)
       Accrued liabilities                                                  (25,269)          11,308
                                                                       -----------------------------------
Net cash used in operating activities                                      (225,045)            (209)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                         (4,003)          (9,419)
Proceeds from sale of investments                                           209,375          120,169
Capitalization of patents                                                    (1,123)              --
                                                                       -----------------------------------
Net cash provided by investing activities                                   204,249          110,750

FINANCING ACTIVITIES

Principal repayments of long-term debt                                       (7,019)          (7,019)
                                                                       -----------------------------------
Net cash used by financing activities                                        (7,019)          (7,019)
                                                                       -----------------------------------

Net increase (decrease) in cash                                             (27,815)         103,522
Cash and cash equivalents at beginning of year                               73,112           24,175
                                                                       ===================================
Cash and cash equivalents at end of year                                $    45,297      $   127,697
                                                                       ===================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                                  $     1,982      $     2,772

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 is not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

Note 2 In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1997, in arrears. No dividend was accrued for the year ended October 31, 1997. The amount that would have been accrued at October 31, 1997, if a dividend had been recorded, would have been $213,758 ($.16 per preferred stock share outstanding at November 1, 1997). No dividend has been accrued for the three month period ended January 31, 1998. The amount that would have been accrued at January 31, 1998, if a dividend had been recorded, would have been approximately $53,440.

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

For the three months ended January 31, 1998, preferred stock conversions were as follows:


                   Conversion           Preferred Stock           Common Stock
                      Date                 Converted                Received
                  -------------         -----------------        ---------------

                    11/05/97                 1,450                    5,800
                    11/25/97                 2,000                    8,000
                    12/12/97                 3,000                   12,000
                                        ----------------         ---------------
                                             6,450                   25,800
                                        ================         ===============


         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,671,980.

Note 5 Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

         The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended January 31, 1994 was zero. The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at January 31, 1998 and October 31, 1996 are presented below:


                                                                    January 31,              October 31,
                                                                       1998                     1997
                                                                    ----------               ----------

          Deferred tax assets:
               Net operating loss                                   $1,496,000               $1,468,100
               Other, net                                                8,300                    7,100
                                                                    ----------               ----------

               Total deferred tax assets                             1,504,300                1,475,100
               Less:  valuation allowance                           (1,504,300)              (1,475,100)
                                                                    ----------               ----------

                    Net Deferred Tax Assets                         $       --               $       --
                                                                    ==========               ==========

         The company entered fiscal 1998 with cumulative net operating loss carryforwards of approximately $3,700,000 for federal income tax purposes which expire in the years 2000 to 2010.

Note 6 Patents included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS #121)."

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Note 7 The computation of basic and diluted earnings (loss) per share is shown below:


                                                                         Three Months Ended
                                                                              January 31,
                                                                        1998               1997
                                                                 ----------------------------------
Numerator:

Net income (loss)                                                   $    (71,558)     $    80,390
Preferred stock dividend requirement                                     (53,440)         (54,819)
                                                                 ----------------------------------

Numerator for basic earnings per share - net income
   applicable to common stock                                           (124,998)           25,571

Effect of dilutive securities - preferred stock dividends
   and adjustments resulting from assumed conversion                (a)    --               54,819
                                                                 ----------------------------------

Numerator for diluted earnings per share - net income
   applicable to common stock after assumed conversion              $   (124,998)      $    80,390
                                                                 ==================================

Denominator:

Denominator for basic earnings per share - weighted
   average shares outstanding                                          22,273,347       22,263,100

Effect of dilutive securities:
   Convertible preferred stock                                      (a)    --           5,481,900
   Assumed issuance of stock under stock option
      plans based on treasury stock method                          (a)    --           4,531,087
                                                                 ----------------------------------

Denominator for diluted earnings per share -
   weighted average shares outstanding and
   impact of dilutive securities                                       22,273,347       32,276,087
                                                                 ==================================


Basic earnings (loss) per  share                                   $       (0.01)      $        --
                                                                 ==================================

Diluted earnings (loss) per common share                           $       (0.01)      $        --
                                                                 ==================================


Options to purchase 130,000 shares of common stock at $ .4375 were outstanding during the period ended January 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(a) No incremental shares are included due to loss in quarter.

           SPECIAL CAUTIONARY NOTICE REGARD FORWARD-LOOKING STATEMENTS
           -----------------------------------------------------------


Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "may," "should," and similar expressions are intended to identify forward-looking statements. All written or oral forward-looking statements attributable to the Company are expressly qualified as set forth herein.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997.

         Net sales for the first quarter of Fiscal 1998 were approximately $196,874, a decrease of approximately 53.0% from the approximately $422,796 in net sales in the corresponding quarter of Fiscal 1997. This decrease in sales was primarily a result of the absence of a major sales order in this quarter, especially in light of the significant sales made in the corresponding quarter of Fiscal 1997 to a contractor for the U.S. Postal Service. The Company received an additional order from this postal contractor in the second quarter of Fiscal 1998, the revenue from which should be received in the second quarter of Fiscal 1998.

         Cost of sales as a percentage of overall sales increased materially from 28.3% to 53.7% due to the lower sales base over which to spread fixed costs, loss of certain economies of scale due to decreased production rates and a change in the mix of sales of lower margin products and higher margin products.

         Selling, general and administrative expenses decreased 25.8% from approximately $227,365 in the first quarter of 1997 to approximately $168,673 in the first quarter of fiscal 1998. This decrease was primarily due to the reduction in sales commissions associated with the decrease in net sales and the reduction of research and development expenditures as the Company approaches completion of development of certain of its products.

         Due to the foregoing, the Company experienced a net loss of $71,558 before dividend requirements in the first quarter of Fiscal 1998 as compared with net income of $80,390 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

        The Company had cash and cash equivalents, and investments of $449,302 at the end of the first quarter of Fiscal 1998 as compared with $686,492 as at the end of Fiscal 1997, reflecting a decrease in these categories of $237,190, or 34.6%. The Company experienced a decrease in trade accounts receivable of $42,251, or 31.6%, and an increase in inventories of $145,061 or 22.8%, as the Company prepared to deliver on orders expected to be received in the second quarter of Fiscal 1998. There can be no assurance that such orders will be forthcoming. As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first quarter of Fiscal 1998 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1998, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

                                     PART II

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANGSTROM TECHNOLOGIES, INC.


                                    By: /s/ Daniel A. Marinello
                                        ---------------------------------------
                                        Daniel A. Marinello, Chief Executive
                                        Officer and Chief Financial Officer





Dated: March 12, 1998