Form 10QSB
period 1998-04-30
ANGSTROM TECHNOLOGIES INC
filed 1998-06-10
CIK 725774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-12646

                           ANGSTROM TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

       Delaware                                        31-1065350
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

           1895 Airport Exchange Boulevard, Erlanger, Kentucky 41018
           ---------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                                                  Yes X      No
                                                     ---       ---

As of June 8, 1998, 23,588,158 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:       Yes      No  X
                                                        ---     ---

                           ANGSTROM TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I.  Financial Information

                  Item 1.  Financial Statements:                                        Page
                                                                                        ----

                                    Balance Sheets as of  April 30, 1998                 3-4
                                    and October 31, 1997

                                    Statements of Operations for the Three Months          5
                                    Ended April 30, 1998 and April 30, 1997 and
                                    Six Months ended April 30, 1998 and April 30,
                                    1997

                                    Statements of Cash Flows for the Six Months            6
                                    Ended April 30, 1998 and April 30, 1997

                                    Notes to Financial Statements                        7-9

                  Item 2.  Management's Discussion and Analysis of                        10
                  Financial Condition and Results of Operations

Part II. Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                               11

                  SIGNATURES                                                              12


                           Angstrom Technologies, Inc.
                           ---------------------------
                                  Balance Sheet
                                  -------------

                                                                          APR. 30,            OCT. 31, 1997
                                                                          --------            -------------
                                                                            1998                 (NOTE)
                                                                            ----
                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $       45,698              $    73,112
   Short-term investments                                                273,162                  613,380
   Accounts receivable, less allowances of $12,549                       485,419                  133,596
   Interest receivable                                                       761                    1,207
   Advances to suppliers                                                 107,657                       --
   Inventories:
     Finished goods                                                      123,516                   97,389
     Work in process                                                       2,098                    1,506
     Raw materials and parts                                             601,601                  538,141
                                                                  ---------------------------------------------
                                                                         727,215                  637,036
   Prepaid expenses                                                       34,766                   41,268
                                                                  ---------------------------------------------
Total current assets                                                   1,674,678                1,499,599

Furniture and equipment, at cost                                         165,393                  159,665
   Less accumulated depreciation                                         103,644                   84,633
                                                                  ---------------------------------------------
Net furniture and equipment                                               61,749                   75,032

Patents, less accumulated amortization of $12,056                        125,511                  127,098
                                                                  ---------------------------------------------

Total assets                                                          $1,861,938               $1,701,729
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

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Balance Sheet (continued)
                            -------------------------


                                                                         APR. 30, 1998     OCT. 31, 1997
                                                                         -------------     -------------
                                                                          (UNAUDITED)         (NOTE)
LIABILITIES AND CAPITAL
Current liabilities:
   Accounts payable                                                     $       66,151     $     85,992
   Accrued liabilities                                                          76,854           69,943
   Long-term debt due within one year                                           29,375           29,375
                                                                        -----------------------------------
Total current liabilities                                                      172,380          185,310

Long-term debt                                                                  24,762           39,011

Capital:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1,319,490 issued and outstanding
     (liquidation preference of $2.00 per share)                             2,159,816        2,197,684
   Common stock, $.01 par value; 45,000,000 shares authorized,
     23,496,918 shares issued and outstanding                                  234,969          232,552
   Additional paid in capital                                                5,021,973        4,973,523
   Accumulated deficit                                                      (5,751,962)      (5,926,351)
                                                                        -----------------------------------
Net capital                                                                  1,664,796        1,477,408
                                                                        -----------------------------------

Total liabilities and capital                                               $1,861,938       $1,701,729
                                                                        ===================================


NOTE: The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                                      -4

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------


                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              ------------------                    ----------------
                                          APRIL 30,         APRIL 30,         APRIL 30,          APRIL 30,
                                          ---------         ---------         ---------          ---------
                                            1998              1997               1998               1997
                                            ----              ----               ----               ----

Net sales                                $   672,358        $  433,183     $     869,232         $   855,979

Cost of Sales                                201,729           129,293           307,430             248,743
                                         ------------       ----------     --------------        -----------

Gross profit                                 470,629           303,890           561,802             607,236

Selling, general and
    administrative expenses                  227,473           225,463           396,146             452,828
                                             -------           -------           -------             -------
                                             243,156            78,427           165,656             154,408
Other income (expense):
Interest expense                              (1,769)           (2,583)           (3,751)             (5,355)
Interest income                                4,750            12,595            12,674              19,776
Loss on security sale                           (190)               --              (190)                 --
                                         ------------       ----------     --------------        -----------
                                               2,791            10,012             8,733              14,421
                                         ------------       ----------     --------------        -----------

Net income                                   245,947            88,439           174,389             168,829
                                         ------------       ----------     --------------        -----------

Less dividend requirement on
   preferred stock                           (52,119)          (54,819)         (105,559)           (109,600)
                                         ------------       ----------     --------------        -----------

Net income applicable to common
   stock                                 $   193,828       $    33,620       $    68,830         $    59,229
                                         ===========       ===========       ===========         ===========

Net income per common share
                                         $       .01       $       --        $        --         $        --
                                         ===========       ===========       ===========         ===========

Weight Average Number
of Shares Outstanding                     23,292,651        22,537,466        23,282,856          22,512,045
                                         ===========       ===========       ===========         ===========

                           Angstrom Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           SIX MONTHS ENDED APR. 30,
                                                                       -----------------------------------
                                                                              1998             1997
                                                                       -----------------------------------
OPERATING ACTIVITIES
Net income                                                               $  174,389        $ 168,828
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                           23,016           10,204
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (351,823)          13,238
       Interest receivable                                                      446               90
       Advances to suppliers                                               (107,657)         (19,148)
       Inventories                                                          (90,179)        (148,111)
       Prepaid expenses                                                       6,502          (11,578)
       Accounts payable                                                     (19,842)         (52,110)
       Accrued liabilities                                                    6,911           28,556
                                                                       -----------------------------------
Net cash used in operating activities                                      (358,237)         (10,031)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                         (5,728)         (12,585)
Proceeds from sale of investments                                           340,218          195,048
Capitalization of patents                                                    (2,418)         (16,643)
                                                                       -----------------------------------
Net cash provided by investing activities                                   332,072          165,820

FINANCING ACTIVITIES
Proceeds from stock option exercises                                         13,000           12,500
Principal repayments of long-term debt                                      (14,249)         (14,250)
                                                                       -----------------------------------
Net cash used by financing activities                                        (1,249)          (1,750)
                                                                       -----------------------------------

Net (decrease) increase in cash                                             (27,414)         154,039
Cash and cash equivalents at beginning of year                               73,112           24,175
                                                                       -----------------------------------
Cash and cash equivalents at end of year                                $    45,698        $ 178,214
                                                                       ===================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                                  $     3,751      $     5,355

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

Note 2 Net income per common share is calculated based upon a weighted average number of shares outstanding after giving effect to the preferred dividend requirements.

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 1, 1996, in arrears. No dividend was accrued for the year ended October 31, 1997. The amount that would have been accrued at October 31, 1997, if a dividend had been recorded, would have been $213,758 ($.16 per preferred stock share outstanding at November 1, 1996). No dividend has been accrued for the three-month period ended April 30, 1998. The amount that would have been accrued at April 30, 1998, if a dividend had been recorded, would have been approximately $105,559.

Note 4 In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated to conform to Statement No. 128 requirements.

Note 5 On December 3, 1993, the shareholders of the Company approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock to 45,000,000 from 25,000,000, increasing the authorized number of shares of preferred stock to 5,000,000 from 2,000,000 and reducing the par value of the preferred stock to $.01 per share from $10.00 per share.

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

For the three months ended April 30, 1998, preferred stock conversions were as follows:


                   Conversion           Preferred Stock            Common Stock
                      Date                 Converted                 Received
                  -------------         -----------------        ------------------

                    04/02/98                     5,000                   20,000
                    04/17/98                     3,000                   12,000
                    04/23/98                     6,500                   26,000
                    04/30/98                     2,000                    8,000
                                                 -----                   ------

                                                16,500                   66,000
                                                ======                  =======

         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,638,980.

Note 6 Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The standard requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates.

         The cumulative effect of adopting the standard and the effect of applying the standard on the operating statement for the period ended April 30, 1994 was zero. The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at April 30, 1998 and October 31, 1997 are presented below:


                                                                  April 30,              October 31, 1997
                                                                    1998
                                                                --------------           ------------------

          Deferred tax assets:
               Net operating loss                                  $ 1,394,000               $1,468,000
               Other, net                                                8,700                    7,100
                                                                  ------------              -----------

               Total deferred tax assets                             1,402,700                1,475,100
               Less:  valuation allowance                           (1,402,700)              (1,475,100)
                                                                    -----------              ----------

                    Net Deferred Tax Asset                         $        -0-             $        -0-
                                                                   ============             ============

         The company entered fiscal 1998 with cumulative net operating loss carryforwards of approximately $3,700,000 for federal income tax purposes, which expire in the years 2000 to 2010.

Note 7 Patents included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS #121)."

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Note 8 The computation of basic and diluted earnings per share is shown below:

                                                                      Six Months Ended
                                                                         April 30,
                                                                   1998             1997
                                                              ---------------------------------
Numerator:

Net income                                                           $174,389          168,829
Preferred stock dividend requirement                                 (105,559)        (109,600)
                                                              ---------------------------------

Numerator for basic earnings per share - net income
   applicable to common stock                                          68,830           59,229

Effect of dilutive securities - preferred stock dividends
   and adjustments resulting from assumed conversions                      --               --
                                                              ---------------------------------

Numerator for diluted earnings per share - net income
   applicable to common stock after assumed conversion                $68,830          $59,229
                                                              =================================

Denominator:

Denominator for basic earnings per share - weighted
   average shares outstanding                                      23,282,856       22,512,045

Effect of dilutive securities:
   Convertible preferred stock
                                                                           --               --
   Assumed issuance of stock under stock
      plans based on treasury stock method                          2,894,173        3,516,173
                                                              ---------------------------------

Denominator for diluted earnings per share -
   weighted average shares outstanding and
   impact of dilutive securities                                   26,177,029       26,028,218
                                                              =================================


Earnings per common share
                                                                           --               --
                                                              =================================

Fully diluted earnings per common share
                                                                           --               --
                                                              =================================


Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidilutive are as follows: convertible preferred stock (5,277,960 and 5,481,900 shares at April 30, 1998 and 1997, respectively).

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997.

         Net sales for the first six months of fiscal 1998 were $869,232, an increase of approximately 1.5% from the approximately $855,979 in net sales in the corresponding period of fiscal 1997. This increase was primarily a result of significant sales of compounds for government security application to a subcontractor of the United States Government in the second quarter of fiscal 1998, which offset significantly lower net sales in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The Company expects to receive orders from this customer on an on-going basis. However, there can be no assurance that such orders will be forthcoming. Net sales in the second quarter of fiscal 1998 exceed net sales in any quarter since the Company's inception and increased approximately 55.2% from the second quarter of fiscal 1997.

         Cost of sales for the first six months of fiscal 1998 as a percentage of overall sales increased to 35.4% from 29.1% for the first six months of fiscal 1997. This increase was primarily due to the concentration of sales to one customer in the second quarter of fiscal 1998.

         Selling, general and administrative expenses decreased 12.5% from $452,828 in the first six months of fiscal 1997 to $396,146 in the corresponding period of fiscal 1998. This decrease was primarily due to the reduction of research and development expenditures as the Company approaches completion of development of certain of its products.

         Due to the foregoing, the Company experienced a net income of $174,389 before dividend requirements in the first six months of fiscal 1998 as compared with net income of $168,829 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

        The Company had cash and cash equivalents, and investments of $318,860 at the end of the second quarter of fiscal 1998 as compared with $686,492 as at the end of fiscal 1997, reflecting a decrease in these categories of $367,632, or 53.6%. This decrease is primarily a result of the Company building up its inventory to enable it to fulfill future orders by the subcontractor of the United States government and making advances to suppliers of components. There can be no assurance that such orders will be forthcoming. The Company experienced an increase in trade accounts receivable of $351,823, or 263.3%, due to significant sales on account of compounds to a United States Government subcontractor in the second quarter of fiscal 1998. The Company's inventories increased at the end of the second quarter by $90,179 or 14.2% as compared to the end of fiscal 1997 for the reason described above. As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first two quarters of fiscal 1998 since management has determined to conserve available funds and maintain the Company's liquidity in light of its need to continue developmental and marketing expenditures. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1998, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANGSTROM TECHNOLOGIES, INC.


                                        By: /s/ Daniel A. Marinello
                                           -------------------------------------
                                            Daniel A. Marinello, Chief Executive
                                            Officer and Chief Financial Officer


Dated: June 10, 1998