Form 10QSB
period 1998-07-31
ANGSTROM TECHNOLOGIES INC
filed 1998-09-14
CIK 725774

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 1998

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

As of September 10, 1998, 23,652,158 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:      Yes        No  X
                                                         ---      ---

                           ANGSTROM TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I.           Financial Information

                  Item 1.           Financial Statements:                                       Page
                                                                                                ----
                                    Balance Sheets as of  July 31, 1998                         3-4
                                    and October 31, 1997

                                    Statements of Operations for the Three Months                 5
                                    Ended July 31, 1998 and 1997 and the Nine
                                    Months Ended July 31, 1998 and 1997

                                    Statements of Cash Flows for the Nine                         6
                                    Months Ended July 31, 1998 and 1997

                                    Notes to Financial Statements                               7-10

                  Item 2.           Management's Discussion and Analysis of                      11
                                    Financial Condition and Results of Operations

Part II.          Other Information

                  Item 6.           Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                                       13

                           Angstrom Technologies, Inc.
                           ---------------------------
                                  Balance Sheet
                                  -------------



                                                       JULY 31, 1998   OCT. 31, 1997
                                                       -------------   -------------
                                                        (UNAUDITED)        (NOTE)

ASSETS
Current assets:
   Cash and cash equivalents                            $  534,751      $   73,112
   Short-term investments                                       --         613,380
   Accounts receivable, less allowances of $ 4,615         448,073         133,596
   Interest receivable                                          --           1,207
   Advances to suppliers                                     3,585              --
   Inventories:
     Finished goods                                        112,013          97,389
     Work in process                                         1,506
     Raw materials and parts                               795,367         538,141
                                                        --------------------------
                                                           907,380         637,036
   Prepaid expenses                                         34,001          41,268
                                                        --------------------------
Total current assets                                     1,927,790       1,499,599

Furniture and equipment, at cost                           169,778         159,665
   Less accumulated depreciation                           113,150          84,633
                                                        --------------------------
Net furniture and equipment                                 56,628          75,032

Patents, less accumulated amortization of $13,303          126,554         127,098
                                                        --------------------------

Total assets                                            $2,110,972      $1,701,729
                                                        ==========================





NOTE: The balance sheet at October 31, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Balance Sheet (continued)
                            -------------------------


                                                                               JULY 31,1998      OCT. 31, 1997
                                                                               ------------      -------------
                                                                                (UNAUDITED)          (NOTE)
LIABILITIES AND CAPITAL
Current liabilities:
   Accounts payable                                                             $    52,503       $    85,992
   Accrued liabilities                                                              125,159            69,943
   Long-term debt due within one year                                                32,126            29,375
                                                                               ------------------------------
Total current liabilities                                                           209,788           185,310

Long-term debt                                                                       14,560            39,011

Capital:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, 1,300,680 issued and outstanding (liquidation preference of $2.00
     per share)                                                                   2,128,780         2,197,684
   Common stock, $.01 par value; 45,000,000 shares authorized,
     23,632,158 shares issued and outstanding                                       236,322           232,552
   Additional paid in capital                                                     5,059,158         4,973,523
   Accumulated deficit                                                           (5,537,636)       (5,926,351)
                                                                               ------------------------------
Net capital                                                                       1,886,624         1,477,408
                                                                               ------------------------------

Total liabilities and capital                                                   $ 2,110,972       $ 1,701,729
                                                                               ==============================






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

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------


                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                               ------------------                     -----------------
                                           JULY 31,           JULY 31,           JULY 31,           JULY 31,
                                           --------           --------           --------           --------
                                             1998               1997               1998               1997
                                             ----               ----               ----               ----

Net sales                                $    693,636       $    416,001       $  1,562,868       $  1,271,981

Cost of Sales                                 227,543            207,170            534,973            455,912
                                         ------------       ------------       ------------       ------------

Gross profit                                  466,093            208,831          1,027,895            816,069

Selling, general and
    administrative expenses                   255,770            249,627            651,916            702,455
                                         ------------       ------------       ------------       ------------
                                              210,323            (40,796)           375,979            113,614
Other income (expense):
   Interest expense                            (1,550)            (2,389)            (5,301)            (7,743)
   Interest income                              5,553              9,286             18,227             29,062
   Loss on security sale                           --                 --               (190)                --
                                         ------------       ------------       ------------       ------------
                                                4,003              6,897             12,736             21,319
                                         ------------       ------------       ------------       ------------

Net income (loss)                             214,326            (33,899)           388,715            134,933
                                         ------------       ------------       ------------       ------------

Less dividend requirement on
   preferred stock                            (50,523)           (53,300)          (156,082)          (162,900)
                                         ------------       ------------       ------------       ------------

Net  income (loss) applicable to
   common stock                          $    163,803       $    (87,199)      $    232,633       $    (27,967)
                                         ============       ============       ============       ============

Net  income (loss) per common share
                                         $         01       $         --       $         01     $           --
                                         ============       ============       ============       ============

Weight Average Number
of Shares Outstanding                      23,594,395         22,942,997         23,388,049         22,737,833
                                         ============       ============       ============       ============

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                             NINE MONTHS ENDED JULY 31,
                                                                1998           1997
                                                             --------------------------
OPERATING ACTIVITIES
Net income                                                   $ 388,715       $ 134,933
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                              33,103          16,448
     Changes in operating assets and liabilities:
       Accounts receivable                                    (314,477)        (69,352)
       Interest receivable                                       1,207              80
       Advances to suppliers                                    (3,585)        (19,148)
       Inventories                                            (270,344)        (69,137)
       Prepaid expenses                                          7,267         (45,653)
       Accounts payable                                        (33,488)        (92,908)
       Accrued liabilities                                      55,216          36,548
                                                             -------------------------
Net cash used in operating activities                         (136,386)       (108,189)

INVESTING ACTIVITIES
Purchases of furniture and equipment                           (10,113)         (4,179)
Proceeds from sale of investments                              613,380         461,673
Capitalization of patents                                       (4,042)        (16,643)
                                                             -------------------------
Net cash provided by investing activities                      599,225         440,851

FINANCING ACTIVITIES
Proceeds from stock option exercises                            20,500          13,500
Principal repayments of long-term debt                         (21,700)        (20,861)
                                                             -------------------------
Net cash used by financing activities                           (1,200)         (7,361)
                                                             -------------------------

Net increase in cash                                           461,639         325,301
Cash and cash equivalents at beginning of year                  73,112          24,175
                                                             -------------------------
Cash and cash equivalents at end of year                     $ 534,751       $ 349,476
                                                             =========================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                       $   5,301       $   7,743

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.


Note 2 Net income per common share is calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.


Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1, 1995. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of November 1, 1996, in arrears. No dividend was accrued for the year ended October 31, 1997. The amount that would have been accrued at October 31, 1997, if a dividend had been recorded, would have been $213,758 ($.16 per preferred stock share outstanding at November 1, 1996). No dividend has been accrued for the nine month period ended July 31, 1998. The amount that would have been accrued at July 31, 1998, if a dividend had been recorded, would have been $156,082.


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

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


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

         For the three months ended July 31, 1998, preferred stock conversions were as follows:

                   Conversion           Preferred Stock            Common Stock
                      Date                 Converted                 Received
                  --------------        -----------------        ---------------

                    05/06/98                   2,810                   11,240
                    06/09/98                  10,500                   42,000
                    06/18/98                   2,500                   10,000
                    06/15/98                   3,000                   12,000
                                               -----                   ------

                                              18,810                   75,240
                                             =======                  =======


         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,601,360.


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

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 7 The computation of basic and diluted earnings per share is shown below:

                                                                     Nine Months Ended
                                                                          July 31,
                                                                    1998             1997
                                                              --------------------------------
Numerator:

Net income                                                     $    388,715       $    134,933
Preferred stock dividend requirement                               (156,082)          (162,900)
                                                              --------------------------------

Numerator for basic earnings per share - net income
   applicable to common stock                                       232,633            (27,967)

Effect of dilutive securities - preferred stock dividends
   and adjustments resulting from assumed conversions                    --                 --
                                                              --------------------------------

Numerator for diluted earnings per share - net income
   applicable to common stock after assumed conversion         $    232,633       $    (27,967)
                                                              ================================

Denominator:

Denominator for basic earnings per share - weighted
   average shares outstanding                                    23,388,049         22,737,833

Effect of dilutive securities:
   Convertible preferred stock
                                                              --------------------------------
   Assumed issuance of stock under stock
      plans based on treasury stock method                        2,499,787          3,863,103
                                                              --------------------------------

Denominator for diluted earnings per share -
   weighted average shares outstanding and
   impact of dilutive securities                                 25,887,836         26,600,936
                                                              ================================


Earnings per common share
                                                               $        .01                 --
                                                              ================================

Fully diluted earnings per common share
                                                               $        .01                 --
                                                              ================================


Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock (5,202,720 and 5,429,200 shares at July 31, 1998 and 1997 respectively).

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 8 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at July 31, 1998 and October 31, 1997 are presented below:

                                                                  July 31, 1998           October 31, 1997
                                                                  -------------           ----------------

         Deferred tax assets:
               Net operating loss                                   $1,309,500               $1,498,000
               Other, net                                                9,200                    7,100
                                                                    ----------               ----------

               Total deferred tax assets                             1,318,700                1,475,100
               Less:  valuation allowance                           (1,318,700)              (1,475,100)
                                                                    ----------               ----------

                    Net Deferred Tax Asset                          $      -0-               $      -0-
                                                                    ==========               ==========

         The company entered fiscal 1998 with cumulative net operating loss carryforwards of approximately $3,700,000 for federal income tax purposes which expire in the years 2000 to 2010.

           SPECIAL CAUTIONARY NOTICE REGARD FORWARD-LOOKING STATEMENTS


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997.

         Net sales for the first nine months of fiscal 1998 were approximately $1,562,868, an increase of approximately 22.9% from the approximately $1,271,981 in net sales in the corresponding period of fiscal 1997. This increase was primarily a result of significant sales of compounds for government security application to a subcontractor of the United States Government in the second and third quarters of fiscal 1998, which offset significantly lower net sales in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The Company expects to receive orders from this customer on an on-going basis. However, there can be no assurance that such orders will be forthcoming. Net sales in the third quarter of fiscal 1998 exceed net sales in any quarter since the Company's inception and increased approximately 66.7% from the third quarter of fiscal 1997.

         Selling, general and administrative expenses decreased 7.2% from $702,455 in the first nine months of fiscal 1997 to $651,916 in the corresponding period of fiscal 1998. This decrease was primarily due to the reduction of research and development expenditures as the Company approaches completion of development of certain of its products.

         Due to the foregoing, the Company experienced a net income of $388,715 before dividend requirements in the first nine months of fiscal 1998 as compared with net income of $134,933 before dividend requirements in the prior year's comparable period. The Company's net income before dividend requirements in the third quarter of fiscal 1998 increased $248,225, or 732.2% over the comparable period in fiscal 1997. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. In the past the Company has not been able to generate significant cash flows from its operations and has had to depend upon financing from outside sources to maintain itself.

        The Company had cash and cash equivalents, and investments of $534,751 at the end of the third quarter of fiscal 1998 as compared with $686,492 as at the end of fiscal 1997, reflecting a decrease in these categories of $151,741, or 22.1%. This decrease is primarily a result of the Company building up its inventory to enable it to fulfill future orders by the subcontractor of the United States government and making advances to suppliers of components. There can be no assurance that such orders will be forthcoming. The Company experienced an increase in trade accounts receivable of $314,477, or 235.4%, due to significant sales on account of compounds to a United States Government subcontractor in the second and third quarters of fiscal 1998. The Company's inventories increased at the end of the third quarter by $270,344 or 42.4% as compared to the end of fiscal 1997 for the reason described above. As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first three quarters of fiscal 1998 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1998, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.



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





Dated: September 11, 1998