Form 10KSB
period 1998-10-31
ANGSTROM TECHNOLOGIES INC
filed 1999-01-19
CIK 725774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998


[   ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ______ to ______

                         Commission File Number 0-12646

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

          Delaware                                     31-1065350
          --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


               1895 Airport Exchange Boulevard, Erlanger, KY 41018
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (606) 282-0020
                                 --------------
                           (Issuer's telephone number)

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

                                    Yes_X_    No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ending October 31, 1998 were $1,968,032.

         As of January 14, 1999, the aggregate market value, based on the average bid and asked prices, of the issuer's voting stock (Common Stock) held by non-affiliates was approximately $5,474,421. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 14, 1999 were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

         As of January 14, 1999, there were 23,662,158 shares of Common Stock and 1,294,230 shares of Preferred Stock, outstanding, respectively.

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

         The Company has developed improvements in its electronic components by incorporating or "sweeping" support electronics into a CMOS semi-conductor chip, which assists in the production of miniature or hand-held readers and further developing the mechanical and optical portions of its scanner. The chip reduces the amount of electronic noise and increases the sensitivity of the Company's readers and scanners. The Company has also developed a universal card which incorporates the semi-conductor chip. The universal card can be used in many of the Company's readers and scanners. The Company believes this multiplicity of use should help it in its efforts to reduce production costs.

         The Company has also developed improved chemical compounds to be used in document security applications. The Company is working on the commercialized production of these compounds which are intended to be marketed in the security industry for a wide array of end-use products that will incorporate sophisticated wavelength and non-visible encoding.

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

         The Company has also been developing its chemical compounds to keep pace with both scanner development and the needs of its customers and markets. A significant achievement was the development of sub-micron compound number 6 which has been specified by the US Postal Service for incorporation in the fluorescent ink used on certified mail labels. In addition, the Company is in full commercial production of compound number 27, which is sold to a subcontractor of the US government for security applications. The Company believes compound number 27 has several advantages over existing compounds. The Company is also conducting performance and related testing on over 100 new ultraviolet compounds to determine which compounds will be placed into manufacturing for commercial use.

         During Fiscal 1997 and 1998, the Company spent approximately $286,000 and $206,000, respectively, on research and development of its products. While the Company considers amounts spent on research and development in pricing its products, the costs are not directly allocated to customers.

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

         In an effort to enhance its optical and general development laboratories, the Company employs a research chemist, at an annual compensation of approximately $55,000, and is utilizing laboratory facilities for further development of chemical compounds at a local university at a cost of approximately $20,000 per annum. The Company has also retained a product engineer, at an annual cost of approximately $80,000, whose activities involve, among other things, developing improvements to the Company's scanners. The anticipated source of funds for those expenses is the Company's working capital, derived from its public offering in Fiscal 1994.

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

         For its sales efforts, the Company utilizes Messrs. Marinello and Ryan, its two executive officers, who allocate a significant portion of their time to sales and marketing efforts. During Fiscal 1997 and Fiscal 1998, approximately $228,000 and $293,000, respectively, was paid as sales commissions to executive officers and $5,600 and $6,000, respectively, was paid as royalties to the executive officers and a consultant to the Company. It is the Company's goal to attempt to increase its sales and marketing by entering into strategic alliances and joint venturing endeavors with well-placed firms in various business areas rather than expending large sums in developing the Company's own independent direct selling structure.

         The Company's sales efforts were disappointing on a historical basis until the third quarter of Fiscal 1995. In Fiscal 1995, net sales equaled $1,050,281 compared to $531,339 in Fiscal 1994. This increase over prior years was generated largely by sales to a sub-contractor for the U.S. postal service in connection with production of labels for certified mail. These customer orders covered both the purchase of chemical compounds for use in printing ink to be utilized in labels for certified mail as well as the sale by the Company of six scanners for use by the subcontractor in its internal verification system in connection with the production of certified mail labels. Such labels are used by the U.S. Postal Service in connection with an automation system, using equipment of a third party, which among other things, automatically sorts certified mail from other types of mail. During Fiscal 1996, the Company's revenues decreased to $869,829 due in part to the completion of the

Postal Service contract. During Fiscal 1997, the Postal contract entered a new phase wherein the Company received orders for additional amounts of its chemical compound which contributed to net sales of $1,523,559 for that year. During Fiscal 1998, the Company had net sales of $1,968,032 including significant sales of compounds to a subcontractor of the U.S. government for security applications.

         In Fiscal 1997, the Company entered into a Reseller Agreement (the "Reseller Agreement") with Moore U.S.A., Inc. ("Moore"), pursuant to which the Company appointed Moore as a non-exclusive reseller of certain of its readers/scanners and florescent ink products (the "Products") on a world-wide basis. Under the Reseller Agreement, Moore has the right, but is not required, to distribute the Products. During Fiscal 1998, sales to Moore under the Reseller Agreement were not material. The Reseller Agreement is for an initial term of five years commencing on September 2, 1997 and thereafter is automatically renewed for annual consecutive renewal periods of one year each unless terminated by notice of non-renewal sent by either party, at least 90 days prior to the expiration of the initial term or any renewal term. The Reseller Agreement also may be terminated by either party upon 30 days prior written notice if a party breaches the Reseller Agreement and fails to cure said breach within 30 days or becomes subject to bankruptcy or ceases to be actively engaged in business.

         The Company also entered into a Technology License Agreement with Moore (the "License Agreement") in Fiscal 1997 pursuant to which the Company granted a non-exclusive, non-transferable, non-assignable license (the "License") to Moore to exploit the Company's technology relating to the Products (the "Technology"), and to sell or otherwise provide the Products using the Technology. In exchange for the License, Moore has agreed to pay a royalty to the Company based on a percentage of sales of the Products based on the sales volume in any contract year. During Fiscal 1998, royalties paid by Moore under the License Agreement were not material. The Company also granted Moore a right of first refusal for an exclusive license relating to the Technology prior to granting such a license to a third party. The License Agreement is for an initial term of five years commencing on September 2, 1997 and thereafter is automatically renewed for consecutive renewal periods of three years each unless terminated by notice of non-renewal sent by either party, at least 90 days prior to the expiration of the initial term or any renewal term. The License Agreement also may be terminated by either party upon 30 days prior written notice if a party breaches the License Agreement and fails to cure said breach within 30 days or becomes subject to bankruptcy or ceases to be actively engaged in business.

         The relationship between the Company and Moore is non-exclusive, and there can be no assurances that Moore will be successful in selling the Products. Furthermore, there can be no assurance that if Moore is successful in selling the Products that such sales will be a significant source of revenue for the Company.

         Products manufactured by the Company are presently sold to a limited number of clients and customers under a relatively few contracts or purchase orders. During fiscal 1998, sales to two customers accounted for approximately 74% of the Company's sales, with one customer representing 60% and the other customer representing 14%. No other customer accounted for 10% or more of the Company's sales. During Fiscal 1997, sales to these two customers were approximately 24% and 33% of the Company's sales, respectively. The foregoing percentages aggregate sales made to the named customer and to clients or sub-accounts of that customer. There can be no assurance of revenue from these customers in the future.

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

         In the pharmaceutical industry, the Company's products are used to insure the correct label is placed on the correct pharmaceutical product. In addition, in the food and drug industries the Company's products are used to verify label alignment and safety seal presence.

         In the automotive industry, the Company's products are used to identify correct labels on assembly parts and the detection of adhesive presence in sub-assembly components.

         In the packaging industries, the Company's products are used to ensure correct label placement, in the sorting of various products and in adhesive detection.

         Management believes the improved scanners developed by the Company, and the compact reading devices incident thereto, have applications in various facets of the document security industry, as well as in the process control field previously serviced by the Company. Among such new applications, would be the detection of counterfeiting of currencies, postage labels and tickets to various sports and entertainment events, and marking of items being sold to consumers through retail outlets. The Company is currently exploring potential customers with an interest in a wide variety of security applications which have been developed by the Company. Among other things, the Company is marketing its technology to be used in connection with the identification of counterfeits and sorting of bank checks. The Company has also sold its ultraviolet chemical for use in inks being used on U.S. government documentation, such as passports.

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

         The Company also competes with the machine vision industry, which utilizes solid state cameras and complex computer programs for similar applications to similar markets, such as product and label identification. The Company's ultraviolet detection systems, which can also be used for industrial applications, range in price from approximately $700 for less sophisticated scanners to approximately $8,000 per system for its most sophisticated systems. The Company believes its ultraviolet detection systems are generally less expensive than its competitors systems. Such competing video systems are produced and sold by several companies, including (a) General Electric Vision division of General Electric Corporation; (b) GM Fanuk, a joint venture of General Motors Corporation and Fanuk Corporation (a Japanese firm); and (c) Penn Video, Inc.

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

         The Company currently has rights to nine patents and three patent applications are pending. Despite this fact, there can be no assurance that any present or future patents which may issue in the Company's favor would necessarily protect the Company from competition or potential competition.

Accordingly, the Company anticipates reliance for the foreseeable future on both its patents and on contractual rights, trade secrets and copyright laws.

         Pursuant to its Executive Employment Agreement with Messrs. Marinello, Liang (who is currently a consultant to the Company) and Ryan (See "Certain Relationships and Related Transactions"), these individual are engaged, among other things, in a plan of activity to expand patent and intellectual property coverage for the Company. New patents are being developed and filed in the name of the individuals, who have agreed to assign a two-thirds interest therein to the Company, which is obligated to cover the cost of filing fees and fees of patent counsel. The Company will have exclusive rights to use such patents for a royalty fee of 5% of gross profits during the term of the aforesaid employment agreements, and at a royalty equal to 10% of gross revenues thereafter. In Fiscal 1998, the Company paid royalties of approximately $6,000 pursuant to said employment agreement.

Employees

         The Company presently employs two executives, three engineering employees, a research chemist, an office manager and one full-time and one part-time clerical person. It also retains an outside accounting firm to supervise its financial records and independent consultants on business and engineering matters, as necessary. The President assists Company personnel in various engineering matters.

PUBLIC OFFERING AND PREFERRED STOCK DIVIDEND

         On December 22, 1993 the Company consummated a public offering of its securities consisting of 1,725,000 units. Each unit was comprised of one share of 8% redeemable convertible preferred stock ("Preferred Stock"), convertible into shares of the Company's Common Stock ("Common Stock") at a rate of $.50 per share and one Class A redeemable common stock purchase warrant (the "Warrant"). The Company received net proceeds of approximately $2,838,000 from such offering, after underwriting discounts and commissions and other expenses of the offering. The Warrants expired on December 12, 1998.

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

ITEM 2.       PROPERTIES

         The Company maintains its executive offices in Erlanger, Kentucky, consisting of approximately 2,000 square feet. Such offices are leased for a period through May 14, 1999 at a cost of approximately $15,000 per year, and have been considered adequate to meet its present needs. The Company is currently evaluating its options upon expiration of the current term. The Company also leases adjacent storage space on a month-to-month basis at a rate of approximately $900 per annum.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 17, 1998, the Company held its annual meeting of shareholders to elect four directors. The voting by shareholders was as follows:

Election of Directors         For              Against         Abstain
---------------------         ---              -------         -------

Daniel A. Marinello          18,721               0                0
Louis Liang                  18,721               0                0
William J. Ryan              18,721               0                0
Douglas B. Kruger            18,721               0                0


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

         The following table sets forth the range of high and low bid prices for the Common Stock for each quarter during the period November 1, 1996 through January 14, 1999, as furnished by the NQB. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                       BID

                                              High               Low
                                              ----               ---
Fiscal 1997
-----------
11/1/96 to 1/31/97                           $1.06              $.56
2/1/97 to 4/30/97                              .97               .62
5/1/97 to 7/31/97                              .72               .44
8/1/97 to 10/31/97                             .78               .41

Fiscal 1998
-----------
11/1/97 to 1/31/98                             .78               .38
2/1/98 to 4/30/98                              .72               .34
5/1/98 to 7/31/98                              .62               .41
8/1/98 to 10/31/98                             .53               .25

Fiscal 1999
-----------
11/1/98 to 1/31/99
(through January 14, 1999)                     .38               .22

         On January 14, 1999, the high bid price for the Common Stock was $.29 per share. The number of holders of the Common Stock was approximately 479 on January 14, 1999, computed by the number of record holders; this does not take account of stockholders for whom shares are being held in the names of brokerage houses and clearing agencies.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OF OPERATIONS

YEAR ENDED OCTOBER 31, 1998 ("FISCAL 1997") COMPARED TO YEAR ENDED OCTOBER 31, 1997 ("FISCAL 1997").

         Net sales of $1,968,032 for Fiscal 1998 reflect an increase of 29.2% from the $1,523,559 in net sales in Fiscal 1997. This increase in sales was a result of significant sales of compounds made for US government security applications to a subcontractor of the US government in the last three quarters of Fiscal 1998. The Company expects to receive orders from this customer on an on-going basis. However, there can be no assurances that such orders will be forthcoming. The cost of sales, as a percentage of overall sales, decreased from 37.8% in Fiscal 1997 to 36.2% in Fiscal 1998 primarily as a result of a change in the mix of compounds used by the Company, which have varying costs and margins.

         Selling, general and administrative expenses decreased 2.2% from approximately $888,385 in Fiscal 1997 to approximately $868,728 in Fiscal 1998. This decrease was primarily due to a reduction in costs associated with the Company's securities offerings and in research and development expenses.

         The Company generated net income of $403,508 before dividend requirements during Fiscal 1998 as compared with net income of $86,852 for Fiscal 1997, before dividend requirements. Continuing its policy of conserving cash to meet operating requirements, the Company declined to accrue a preferred stock dividend for Fiscal 1998.

         Interest income of approximately $24,231 for Fiscal 1998 was less than the interest income of approximately $36,960 in Fiscal 1997 as a result of lower interest rates, which produced a lower return on investment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company has never generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

         The Company had cash and cash equivalents, and investments, of $809,268 as at the end of Fiscal 1998 as compared with $686,492 as at the end of Fiscal 1997, resulting in an increase in these categories of $122,776. This is primarily a result of the Company earning a profit in Fiscal 1998 and allocating cash to accounts with lower fees and higher interest rates. The Company experienced an increase in trade accounts receivable of $75,852, or 56.8%, an increase in inventory of $203,049, or 31.9% and a decrease in accounts payable of $42,807, or 49.8%. The increase in inventory reflects increased production to meet the sales increases experienced and to afford the Company a lower cost of unit production and the ability to meet any future orders on a timely basis. The decrease in accounts payable was primarily a result of amounts the Company had set off against pre-paid expenses being converted to accounts payable in late Fiscal 1996, requiring repayment in Fiscal 1997 and the timing of payments. Prepaid expenses at such dates decreased from $41,268 to $22,588. The decrease was primarily a result of the Company paying a retainer to a marketing consultant in Fiscal 1997 which was not paid in Fiscal 1998.

         As indicated in Note 2 to these financial statements, no dividend has been accrued for Fiscal 1998 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1999, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

FEDERAL INCOME TAXES

         The tax effects of temporary differences that give rise to deferred income tax assets, a corresponding valuation allowance and deferred tax liabilities at October 31, 1998 and October 31, 1997 is presented below.

Deferred tax assets:                      October 31, 1998             October 31, 1997
                                          ----------------             ----------------

       Net Operating Loss                   $1,291,700                    $1,468,000
       Other, Net                                9,700                         7,100
                                            ----------                    ----------
  Total deferred tax assets                  1,301,400                     1,475,100
       Less:  Valuation allowance           (1,301,400)                   (1,475,100)
                                            -----------                   ----------
  Net deferred tax asset                             0                             0
                                            ===========                   ==========

         The Company has cumulative net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes which expire between the years 2000 to 2011.

YEAR 2000 ISSUES

         The following is a discussion of the Year 2000 date issue ("Year 2000 issue") as it affects the Company. The Year 2000 issue arises from the fact that many computer programs and embedded chips in other forms of technology use only the last two digits to identify a year in a date field.

The Company's State of Readiness

         The Company currently believes its potential exposure to problems arising from the Year 2000 issue lies primarily in two areas: the Company's internal operating systems which include both information technology ("IT") and non-IT components (such as computer chips imbedded in hardware) and Year 2000 compliance by third parties with whom the Company has a material relationship.

         Internal operating systems. The Company has completed an assessment of its Year 2000 compliance for its products and critical internal systems and identified no major issues. The Company purchased its internal computer system from IBM in 1996 and IBM documented that the system is Year 2000 compliant. If the Company experiences Year 2000 issues, the Company intends to manually maintain the Company's internal records until such issues are resolved.

         Third party relationships. Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also how the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. Although the Company is rarely dependent on a single source of supply for its components, and purchases most of them off the shelf, it intends to communicate with the most significant of these third parties to obtain reports of their Year 2000 readiness. If the Company determines it may experience a shortage of supply, the Company has capacity to maintain additional inventory. The Year 2000 efforts of third parties are not within the Company's control, however, their failure to respond to year 2000 issues successfully could result in business disruption and increased operating costs for the Company.

Costs to address the Company's Year 2000 issues

         The Company has not incurred any significant costs in identifying or remedying year 2000 issues. The Company cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans with respect to third party relationships. There can be no assurance that if additional year 2000 issues are raised, the Company's costs to remediate such issues will be consistent with its historical costs.

Risks of the Company's Year 2000 issues

         The Company believes the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

o Non-IT components in HVAC, lighting, telephone, security and similar systems might fail.

o Communications with customers and vendors may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, or shipping delays.

o The unavailability of product as a result of Year 2000 problems experienced by one or more vendors of the Company.

The Company's contingency plans

         The Company does not believe it will incur a material financial impact from the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above.

         The foregoing discussion regarding the Year 2000 project's timing, effectiveness, implementation, and cost contains forward-looking statements which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruptions, operational problems, financial loss and similar risks.

OTHER

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 13(a)(1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

   Name                    Age
   ----                    ---

Daniel A. Marinello         58      President, Chief Executive Officer and Chief
                                    Financial Officer and a director

Louis Liang                 55      Director and Consultant

William J. Ryan             59      Executive Vice President-Operations and a director

Douglas B. Kruger           55      Secretary and a director

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

         Louis Liang has been a director since February 1, 1994 and has been a consultant to the Company since 1996. Prior to this, beginning in May, 1994, Mr. Liang served as the Executive Vice President - Strategic Business, a position he held until becoming a consultant. From June 1993 until being formally employed by the Company in May 1994, Mr. Liang acted as a consultant to the Company. Mr. Liang was most recently Director of Subcontract Operations and Package Development Technology of VLSI Technology Inc. for a four year period from May, 1989 to June, 1993. He has been employed, since 1972, in various capacities in the electronic and semiconductor industries, including positions dealing with research and development, engineering, operations and new venture and business development matters. He has also been active as a technical, marketing and management consultant to companies in the Silicon Valley. Mr. Liang has a B.A. and M.S. degrees in Applied Physics from the University of California, San Diego and Santa Barbara campuses.

         William J. Ryan has been a director and Executive Vice President Operations since April 1, 1994. He has served most recently, between July, 1992 and April, 1994, as an Executive Management Consultant to several high technology semiconductor suppliers and equipment manufacturers. His responsibilities included developing market strategy, product design and implementing cost effective manufacturing processes. Prior to becoming engaged in the consulting business, Mr. Ryan was employed at the IBM Corporation for 27 years in various senior engineering and technical management positions. His last assignment with IBM was as Senior Engineering

Manager of Advanced Semiconductor Equipment Engineering. Mr. Ryan holds a B.S. degree in Mechanical Engineering from the University of Vermont and has published technical papers and spoken extensively at executive management and technical management seminars.

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

         Under federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5. Due to administrative oversight, Messrs. Marinello and Liang did not report extensions of the expiration date of stock options which occurred in Fiscal 1997 and Messrs. Marinello and Ryan filed late reports of exercises of stock options which occurred in Fiscal 1998.

ITEM 10.      EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during Fiscal Years 1998, 1997 and 1996 for Daniel
A. Marinello, who was the Chief Executive Officer and President and Chief Operating Officer at the end of such fiscal years. No other executive officers of the Company received salary and bonus compensation which exceeded $100,000 in such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                Annual        Compensation
                                                             Compensation         Award

Name and                                                                                         All Other
Principal Position                          Year              Salary            Options          Compensation
-----------------------------------         ----              ------            -------          ------------
Daniel A. Marinello Chief                   1998              ---                                $205,914(1)
Executive Officer and Chief                 1997              ---               ---               161,256(1)
Financial and Accounting                    1996              ---               ---                94,169(1)
Officer

-------------

(1)      Comprised of commissions and royalties.

Executive Employment Agreement between the Company and Messrs. Marinello, Liang and Ryan

         The Company and Messrs. Marinello and Ryan, its two highest ranking executive officers, and Mr. Liang, who is currently a consultant to the Company, as a team (the "Team"), are parties to an Executive Employment Agreement (the "Employment Agreement"). The initial term of the Employment Agreement was a three year period commencing November 1, 1994 and ending October 31, 1997. The Employment Agreement currently is automatically renewed for annual consecutive renewal periods of one year each unless terminated by notice of non-renewal sent either by the Company or the Team, at least sixty (60) days prior to the expiration of any renewal term; provided, however, that the Company may terminate the Employment Agreement in the event that its net profits after taxes during the preceding twelve (12) months is either a negative number or does not equal or exceed at least $150,000 more than the Company's net profits after taxes for the prior twelve (12) month period, or its sales do not show at least a fifteen percent (15%) increase between such periods.

         The Employment Agreement provides that the Team shall receive, allocated among them, an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. Since Mr. Liang is compensated as a consultant, he no longer receives commissions. Consequently, the gross sales component of compensation is divided among Messrs. Marinello and Ryan in the amounts of 10.5% and 4.5%, respectively, while the 10% of the first million dollars in pre-tax profits is apportioned 6.25% and 3.75%, respectively, and maintained in the same ratio, as such percentage may be reduced. During Fiscal 1998, aggregate commissions of approximately $293,000 were paid to Messrs. Marinello and Ryan pursuant to the Employment Agreement.

         The Team is required to assign to the Company a two-thirds interest in any patents or other intellectual property created by it which is used in the Company's business. The Company is required to pay the Team a royalty computed by 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. The royalty is divided among Messrs. Marinello, Ryan and Liang in the amounts of 1.5%, 1.75% and 1.75%, respectively. Mr. Liang continues to receive royalty payments since he consults with the Company on intellectual property matters. In the event of termination of the Employment Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents. During Fiscal 1998, aggregate royalties of approximately $6,000 were paid to the Team pursuant to the Employment Agreement.

1983 AND 1985 STOCK OPTION PLANS

         Under the Company's Amended 1983 Stock Option Plan and 1985 Stock Option Plan (the "Plans"), officers and other key employees who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 700,000 shares of the Company's Common Stock. The Plans also provide for the issuance of stock appreciation rights in connection with the granting of stock options. The Plans are administered by a stock option committee of the Board of Directors. No options were granted under the Plans in Fiscal 1998.

1994 STOCK OPTION PLAN

         Under the Company's 1994 Stock Option Plan (the "1994 Plan"), a total of 6,300,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees ("Eligible Participants"). Both incentive stock options and nonstatutory stock options may be granted under the 1994 Plan to Eligible Participants, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. The term of any option may not exceed ten years from the date of grant. No options were granted under the 1994 Plan in Fiscal 1998.

                          OPTION GRANTS IN FISCAL 1998

         No options were granted to the named executive officer in Fiscal 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

         The following table sets forth information concerning exercise of options and all unexercised options (whether or not issued under one of the Company's Plans) held by the named executive officer at October 31, 1998:


                                                              Number of Securities         Value of Unexercised in-
                                                              Underlying Unexercised        the-Money Options at FY-
                     Shares Acquired     Value                Options at FY-End (#)        End ($) Exercisable/
Name                 on Exercise (#)     Realized ($)(1)      Exercisable/Unexercisable    Unexercisable (2)
----                 ---------------     ---------------      -------------------------    -----------------

Daniel Marinello         150,000            $80,750                 1,300,000/0               $284,375/$0

----------------

(1) The Value Realized represents the difference between the fair market value on the date of exercise (the average of the high and low sales prices ($.625) on May 1, 1998) and the option exercise prices. The exercise price with respect to 50,000 Shares was $.01 per share. The exercise price with respect to 100,000 shares was $.125 per share.

(2) Based on the average of the high and low sales price ($.34375) on October 31, 1998.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and notes thereto set forth information regarding the beneficial ownership of the Company's shares of Common Stock as of October 31, 1998 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) the named executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares of Common Stock owned.


NAME AND ADDRESS                            AMOUNT AND NATURE OF                PERCENT OF
OF BENEFICIAL OWNER(1)                      BENEFICIAL OWNERSHIP                CLASS (2)
----------------------                      --------------------                ---------

Kenneth J. Koock                                 3,309,846(3)                      13.9%
2 Robin Hill Road
North Caldwell, New Jersey  07006

Daniel A. Marinello                              2,115,000(4)                       8.5%
Louis Liang                                      1,235,000(5)                       5.0%
William J. Ryan                                  1,200,000(6)                       4.9%
Douglas Kruger                                     475,000(7)                       2.0%
All officers and directors as a
  group (four persons)                           5,025,000(8)                      19.1%

----------

(1)      Unless otherwise indicated, address is c/o the Company.

(2) Based on a total of 23,662,158 shares of Common Stock issued and outstanding as of October 31, 1998.

(3) All shares are owned directly, except for 50,000 shares held as custodian for a family member of Mr. Koock and 100,000 shares owned by Mr. Koock's spouse which are included in this total; he disclaims beneficial ownership of such shares as well as of any shares which may be owned by other officers and/or stockholders of M.H. Meyerson & Co., Inc.

(4)      Includes presently exercisable options to acquire 1,300,000 shares.

(5)      Includes presently exercisable options to acquire 1,000,000 shares.

(6)      Includes presently exercisable options to acquire 1,075,000 shares.

(7)      Includes presently exercisable options to acquire 175,000 shares.

(8) Includes 3,550,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options (both qualified under the Plans and non-qualified options issued apart from such Plans) by the officers and directors as a group.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since November 1, 1994 Messrs. Marinello and Ryan have been employed under an Employment Agreement. (See "Executive Compensation"). During Fiscal 1998, the Company paid aggregate commissions of approximately $293,000 to Messrs. Marinello and Ryan pursuant to the Employment Agreement. In addition, pursuant to the 1994 Stock Option Plan the Company granted each such individual options to acquire one million shares of Common Stock at a price of $.125 per share. Mr. Liang, who was formerly an employee of and is currently a consultant to the Company and a director, also received options to acquire one million shares.

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

The Company has exclusive rights to use such patents during the term of the Employment Agreement for an aggregate royalty fee of 5% of the gross profits of products sold utilizing such patents or other such intellectual property; following termination of such Employment Agreement, the Company may retain exclusive use of the patents and other intellectual property, by payment of a royalty equal to 10% of the gross revenues of products sold utilizing the same. The Company paid royalties of approximately $6,000 in Fiscal 1998 pursuant to the Employment Agreement.

         On November 7, 1994, the Board of Directors of the Company adopted a form of Indemnity Agreement to be entered into with all executive officers and directors of the Company, providing for indemnification to be made to them for expenses and liabilities relating to their services for the Company, to the fullest extent permitted under Delaware law.

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

       1.    Financial Statements:.........................................Page
                  Report of Independent Auditors.............................F-1
                  Balance Sheet as of October 31, 1998.......................F-2
                  Statements of Operations for the
                     Years ended October 31, 1998 and 1997...................F-4
                  Statements of Capital for the
                     Years ended October 31, 1998 and 1997...................F-5
                  Statements of Cash Flows for the
                     Years ended October 31, 1998 and 1997...................F-6
                  Notes to Financial Statements..............................F-7

       2.    Exhibits Filed Herewith

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

           10.1     1983 Stock Option Plan

           10.2     1985 Stock Option Plan

         The following was filed as an exhibit to the Company's annual report on Form 10-KSB for its year ending October 31, 1994 and is incorporated by reference herein:

           2. Stock Option Grants dated November 7, 1994 between the Company each of Messrs. Marinello, Liang and Ryan.

         The following were filed as exhibits to the Company's annual report on Form 10-KSB for its year ending October 31, 1997 and are incorporated herein by reference.

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

Date: January 15, 1999          ANGSTROM TECHNOLOGIES, INC.

                                By: /s/ Daniel A. Marinello
                                    -------------------------------------------
                                    Daniel A. Marinello, Chief Executive Officer
                                    and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                                  TITLE                               DATE


/s/ Daniel A. Marinello                     Chief Executive Officer,            January 15, 1999
----------------------------------          Chief Financial Officer and a
 Daniel A. Marinello                        Director (Principal Executive
                                            Officer, Principal Financial
                                            Officer and Principal Accounting
                                            Officer)


/s/ Louis Liang                             Director                            January 15, 1999
----------------------------------
Louis Liang


/s/ William J. Ryan                         Executive Vice President -          January 15, 1999
----------------------------------          Operations and a Director
William J. Ryan


/s/ Douglas B. Kruger                       Secretary and a Director            January 15, 1999
----------------------------------
Douglas B. Kruger

                           Angstrom Technologies, Inc.

                              Financial Statements

                      Years ended October 31, 1998 and 1997





                                    CONTENTS

Report of Independent Auditors...............................................F-1

Audited Financial Statements

Balance Sheet................................................................F-2
Statements of Operations.....................................................F-4
Statements of Capital........................................................F-5
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

                              Financial Statements

                           Angstrom Technologies, Inc.

                                   Years ended
                            October 31, 1998 and 1997
                       with Report of Independent Auditors

                         Report of Independent Auditors


The Board of Directors
Angstrom Technologies, Inc.

We have audited the accompanying balance sheet of Angstrom Technologies, Inc. as of October 31, 1998, and the related statements of operations, capital and cash flows for each of the two years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstrom Technologies, Inc. at October 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.




Cincinnati, Ohio
December 4, 1998

                           Angstrom Technologies, Inc.

                                  Balance Sheet

                                October 31, 1998


ASSETS
Current assets:
    Cash and cash equivalents                                                                    $  809,268
    Accounts receivable, less allowance for doubtful accounts of $4,615                             209,448
    Inventories:
      Finished goods                                                                                111,596
      Work in process                                                                                 9,119
      Raw materials and parts                                                                       719,370
                                                                                                 ----------
                                                                                                    840,085
    Prepaid expenses                                                                                 22,588
                                                                                                 ----------

Total current assets                                                                              1,881,389

Furniture and equipment, at cost                                                                    173,820
    Less accumulated depreciation                                                                   125,217
                                                                                                 ----------
Net furniture and equipment                                                                          48,603

Patents, less accumulated amortization of $17,233                                                   125,672
                                                                                                 ----------

Total assets                                                                                     $2,055,664
                                                                                                 ==========

LIABILITIES AND CAPITAL
Current liabilities:
    Accounts payable                                                                              $   43,185
    Accrued liabilities                                                                               71,427
    Long-term debt due within one year                                                                33,100
                                                                                                  ----------
Total current liabilities                                                                            147,712

Long-term debt                                                                                         5,911

Capital:
    Preferred stock, $.01 par value; 5,000,000 shares authorized, 1,294,230 shares issued and outstanding (liquidation
       preference of $2.00 per share)                                                              2,128,780
    Common stock, $.01 par value; 45,000,000 shares authorized,
       23,637,158 shares issued and outstanding                                                      236,372
    Additional paid in capital                                                                     5,059,732
    Accumulated deficit                                                                           (5,522,843)
                                                                                                  ----------
Net capital                                                                                        1,902,041
                                                                                                  ----------


Total liabilities and capital                                                                     $2,055,664
                                                                                                  ==========


See accompanying notes.

                           Angstrom Technologies, Inc.

                            Statements of Operations


                                                                                   YEAR ENDED OCTOBER 31
                                                                                    1998            1997
                                                                                ----------------------------
Net sales                                                                       $ 1,968,032      $ 1,523,559

Cost of sales                                                                       713,401          575,350
                                                                                ----------------------------
Gross profit                                                                      1,254,631          948,209

Selling, general and administrative expenses                                        868,728          888,385
Interest expense                                                                      6,626            9,932
Interest income                                                                     (24,231)         (36,960)
                                                                                ----------------------------
                                                                                    851,123          861,357
                                                                                ----------------------------

Net income                                                                          403,508           86,852

Less dividend requirement on preferred stock                                       (207,077)        (213,758)
                                                                                ----------------------------
Net income (loss) applicable to common stock                                    $   196,431      $  (126,906)
                                                                                ============================

Net income (loss) per common share (basic and diluted)                          $      0.01      $     (0.01)
                                                                                ============================

Weighted average number of shares outstanding                                    23,449,728       22,862,028
                                                                                ============================

See accompanying notes.

                           Angstrom Technologies, Inc.

                              Statements of Capital



                                         PREFERRED STOCK            COMMON STOCK        ADDITIONAL
                                     -------------------------------------------------   PAID IN      ACCUMULATED       NET
                                       SHARES       AMOUNT       SHARES     PAR VALUE     CAPITAL       DEFICIT       CAPITAL
                                     ------------------------------------------------------------------------------------------
Balance at October 31, 1996           1,482,535   $2,439,483    22,468,938   $224,690   $4,726,086    $(6,013,203)  $1,377,056
  Conversion of preferred stock        (146,545)    (241,799)      586,180      5,862      235,937                           -
  Exercise of stock options                                        200,000      2,000       11,500                      13,500
  Net income                                                                                               86,852       86,852
                                     ------------------------------------------------------------------------------------------
Balance at October 31, 1997           1,335,990    2,197,684    23,255,118    232,552    4,973,523     (5,926,351)   1,477,408
  Conversion of preferred stock         (41,760)     (68,904)      167,040      1,670       67,234                           -
  Exercise of stock options                                        215,000      2,150       18,975                      21,125
  Net income                                                                                              403,508      403,508
                                     ------------------------------------------------------------------------------------------
Balance at October 31, 1998           1,294,230   $2,128,780    23,637,158   $236,372   $5,059,732    $(5,522,843)  $1,902,041
                                     ==========================================================================================


See accompanying notes.

                           Angstrom Technologies, Inc.

                            Statements of Cash Flows


                                                                                   YEAR ENDED OCTOBER 31
                                                                                    1998            1997
                                                                                 --------------------------
OPERATING ACTIVITIES
Net income                                                                       $ 403,508        $  86,852
Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
       Depreciation                                                                 40,584           38,023
       Amortization                                                                  7,673            3,534
       Changes in operating assets and liabilities:
          Accounts receivable                                                      (75,852)         (22,656)
          Interest receivable                                                        1,207            4,886
          Inventories                                                             (203,049)         (71,031)
          Prepaid expenses                                                          18,680          (40,087)
          Accounts payable                                                         (42,807)        (104,946)
          Accrued liabilities                                                        1,484           17,730
                                                                                 --------------------------
Net cash provided (used) by operating activities                                   151,428          (87,695)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                               (14,155)         (17,876)
Proceeds from sale of available-for-sale investments                               613,380          203,137
Capitalization of patents                                                           (6,247)         (32,754)
                                                                                 --------------------------
Net cash provided by investing activities                                          592,978          152,507

FINANCING ACTIVITIES
Proceeds from stock option exercises                                                21,125           13,500
Principal repayments of long-term debt                                             (29,375)         (29,375)
                                                                                 --------------------------
Net cash used by financing activities                                               (8,250)         (15,875)

                                                                                 --------------------------
Net increase in cash                                                               736,156           48,937
Cash and cash equivalents at beginning of year                                      73,112           24,175
                                                                                 --------------------------
Cash and cash equivalents at end of year                                         $ 809,268         $ 73,112
                                                                                 ==========================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                                           $   6,626         $  9,932
Conversion of preferred stock to common stock                                       68,904          241,799

See accompanying notes.

                           Angstrom Technologies, Inc.

                          Notes to Financial Statements

                            October 31, 1998 and 1997

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

PATENTS

The Company has been awarded nine patents from the U.S. Patent office. The legal fees associated with the application and approval of these patent applications for U.S. and foreign patents have been capitalized. These patent costs are being amortized over a life not to exceed 20 years which is deemed to be the economic life of the patents.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

                           Angstrom Technologies, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME/(LOSS) PER COMMON SHARE (BASIC AND DILUTED)

Calculations of net income/(loss) per common share are based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding was 23,449,728 for 1998 and 22,862,028 for 1997.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the participants' options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing such options. However, the effect of applying Statement No. 123's fair value would result in net earnings that are not materially different from amounts reported.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of stock options and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated to conform to Statement No. 128 requirements.

REVENUE RECOGNITION

Revenues are recognized when a product is shipped or a service is performed. The Company provides for product returns and warranties based on historical experience.

                           Angstrom Technologies, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In 1998 and 1997, Management has determined that available funds are more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividends will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1998 ($924,193) and 1997 ($717,116), in arrears. No dividend has been accrued for the year ended October 31, 1998 and 1997. The amount that would have been recorded at October 31, 1998 and 1997, if a dividend had been declared, would have been $207,077 and $213,758, respectively. The preferred stock is subject to redemption at the company's option at $2.00 per share on 30-60 days written notice, provided that the closing high bid price for common stock shares is at least $1.00 per share for 10 consecutive trading days.

                           Angstrom Technologies, Inc.

3. LONG-TERM DEBT

Long-term debt at October 31, 1998 consists of the following:

Promissory note, payable in monthly installments through January 1, 2000, imputed at an annual rate of 12%
                                                             $39,011

Less current maturities                                       33,100
                                                             -------
                                                             $ 5,911
                                                             =======

The following payments of principal are required subsequent to October 31, 1998:

                 1999                          $33,100
                 2000                            5,911
                                               -------
                                               $39,011
                                               =======

4. LEASES

Minimum future rental payments under commitments for noncancelable operating leases in effect at October 31, 1998, principally for facilities is approximately $8,500 in 1998.

Total rent expense under operating leases was $25,794 and $26,107 for the years ended October 31, 1998 and 1997, respectively.

5. RESEARCH AND DEVELOPMENT COSTS

Research and development costs charged to expense during the fiscal years ended October 31, 1998 and 1997 were approximately $206,000 and $286,000, respectively.

                           Angstrom Technologies, Inc.

6. STOCK OPTION PLANS

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

Certain key executives (the Team) received grants under the 1994 Stock Option Plan to acquire one million shares of the common stock of the Company at a price per share equal to $.125. Such options are exercisable to the extent of 500,000 shares immediately, an additional 250,000 on the first anniversary of the date of grant and the balance of 250,000 shares exercisable from and after the second anniversary of the date of grant, with such options expiring ten years from the date of grant unless sooner terminated in accordance with its provisions.

                           Angstrom Technologies, Inc.

6. STOCK OPTION PLANS (CONTINUED)

Options expire through 2007 based upon the date of grant. Changes in options outstanding under the Plans are as follows:

                                                       STOCK OPTION
                                      SHARES           PRICE RANGE
                                   --------------------------------------


Balance at October 31, 1996         3,565,000        $0.01 and $.125
   Granted                            130,000             $.438
   Exercised                         (100,000)
                                   ----------
Balance at October 31, 1997         3,595,000         $0.01 to $.438
   Granted                                  0
   Exercised                         (240,000)
                                   ----------
Balance at October 31, 1998         3,355,000         $0.01 to $.438
                                   ==========

At October 31, 1998, 6,800,000 shares of common stock are reserved for issuance under the Plans.

At a special meeting of the Company's shareholders on January 20, 1992, options were granted to the chief executive officer to purchase 400,000 shares of common stock. The option price of each grant is $0.125 per share and the options expire on April 14, 2003.

At a special meeting of the Board of Directors on September 14, 1993, options were granted outside of the Company's stock option plans to the Team to purchase a total of 300,000 shares of common stock at an option price of $0.125 per share for a period expiring September 14, 2002. In 1997, 100,000 of these options were exercised

All options outstanding at October 31, 1998 are fully exercisable.

7. FEDERAL INCOME TAXES

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. The tax effects of temporary differences at October 31, 1998 is presented below:

                           Angstrom Technologies, Inc.

7. FEDERAL INCOME TAXES (CONTINUED)

                                                                 OCTOBER 31,
                                                                    1998
                                                                 -----------
        Noncurrent deferred tax assets:
           Net operating loss                                    $ 1,291,700
           Other, net                                                  9,700
                                                                 -----------
        Total deferred tax assets                                  1,301,400
        Less: valuation allowance                                 (1,301,400)
                                                                 -----------
        Net deferred tax asset                                   $         -
                                                                 ===========

The Company has cumulative net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes which expire in the years 2000 to 2011.

The reconciliation of income tax at the U.S. Federal statutory rate to income tax expense is:

                                                   YEAR ENDED OCTOBER 31
                                                   1998              1997
                                                 --------------------------

Tax at U.S. statutory rate                       $ 160,000         $ 14,000
Tax benefit of net operating loss carryforward    (160,000)         (14,000)
                                                 --------------------------
Actual tax provision                             $     -0-         $    -0-
                                                 ==========================

8. RELATED PARTY TRANSACTIONS

During the fiscal year ended October 31, 1998 the Company paid approximately $293,000 ($228,000 in 1997) in commissions to the Team in accordance with the employment agreements with the Team which provides that the team receive an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. The Company paid consulting fees of approximately $30,000 in 1997 to various members of the Board of Directors and/or corporate officers or to entities controlled by them for Board of Directors fees, technical, research and development and sales and marketing services rendered during the year. No such consulting fees were paid in 1998.

                           Angstrom Technologies, Inc.

8. RELATED PARTY TRANSACTIONS (CONTINUED)

The Company is required to assign to the Team a 1/3rd interest in any patents or other intellectual property created by the Team which is used in the Company's business. The Company is required to pay the Team a royalty computed at 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. In the event of termination of the Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents. During the year ended October 31, 1998 the Company paid royalties of approximately $6,000 to the Team ($5,500 in 1997).

9. SIGNIFICANT CUSTOMERS

Customers in excess of 10% of net sales for each respective year is as follows:

                                                        YEAR ENDED OCTOBER 31
                                                        1998             1997
                                                        ----------------------

Customer A                                                60%             24%
Customer B                                                14%             33%

10. YEAR 2000 ISSUE (UNAUDITED)

The Company has developed a plan to modify its information technology to be ready for the Year 2000. Management estimates that amounts spent on Year 2000 issues will not have a material impact on the financial position of the Company or the results of its operations.

                           Angstrom Technologies, Inc.

11. BASIC AND DILUTED EARNINGS PER SHARE

The computation of basic and diluted earnings per share is shown below:

                                                                                     OCTOBER 31,
                                                                               1998               1997
                                                                           ------------------------------
Numerator:

Net income                                                                 $   403,508        $    86,852
Preferred stock dividend requirement                                          (207,077)          (213,758)
                                                                           ------------------------------

Numerator for basic earnings per share - net income
   applicable to common stock                                                  196,431           (126,906)

Effect of dilutive securities - preferred stock dividends
   and adjustments resulting from assumed conversions                               --                 --
                                                                           ------------------------------

Numerator for diluted earnings per share - net income
   applicable to common stock after assumed conversion                     $   196,431        $  (126,906)
                                                                           ==============================

Denominator:

Denominator for basic earnings per share - weighted
   average shares outstanding                                               23,449,728         22,862,028

Effect of dilutive securities:
   Convertible preferred stock                                                      --                 --
   Assumed issuance of stock under stock
      plans based on treasury stock method                                   2,134,827          3,554,383
                                                                           ------------------------------

Denominator for diluted earnings per share -
   weighted average shares outstanding and
   impact of dilutive securities                                            25,584,555         26,416,411
                                                                           ==============================

Basic earnings per common share                                            $       .01        $      (.01)
                                                                           ==============================

Diluted earnings per common share                                          $       .01                 --
                                                                           ==============================

                           Angstrom Technologies, Inc.

11. BASIC AND DILUTED EARNINGS PER SHARE (CONTINUED)

Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock (5,176,920 and 5,343,960 shares at October 31, 1998 and 1997, respectively).