Form 10QSB
period 1999-01-31
ANGSTROM TECHNOLOGIES INC
filed 1999-03-09
CIK 725774

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: January 31, 1999

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

           1895 Airport Exchange Boulevard, Erlanger, Kentucky 41018
            --------------------------------------------------------
                    (Address of principal executive offices,
                               including zip code)

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

As of March 3, 1999, 23,731,558 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format: Yes   No X
                                                  ---  ---

                           ANGSTROM TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I.  Financial Information

            Item 1.           Financial Statements:                            Page
                                                                               ----

                              Balance Sheets as of  January 31, 1999            3-4
                              and October 31, 1998

                              Statements of Operations for the Quarters           5
                              Ended January 31, 1999 and 1998

                              Statements of Cash Flows for the Three              6
                              Months Ended January 31, 1999 and 1998

                              Notes to Financial Statements                     7-9

            Item 2.           Management's Discussion and Analysis of            10
                              Financial Condition and Results of Operations

Part II.    Other Information

            Item 6.           Exhibits and Reports on Form 8-K                   13

SIGNATURES                                                                       14

                                        2

                           Angstrom Technologies, Inc.
                           ---------------------------
                                  Balance Sheet
                                  -------------




                                                                       JAN. 31,             Oct. 31,
                                                                       --------             --------
                                                                         1999                 1998
                                                                         ----                 ----
                                                                     (UNAUDITED)             (Note)

Assets
Current assets:
   Cash and cash equivalents                                        $ 1,056,329         $   809,268
   Accounts receivable, less allowance for doubtful                      70,252             209,448
     Accounts of $4,615
   Inventories:
     Finished goods                                                     123,726             111,596
     Work in process                                                                          9,119
     Raw materials and parts                                            716,089             719,370
                                                                     ------------------------------
                                                                        839,815             840,085
   Prepaid expenses                                                      25,264              22,588
                                                                     ------------------------------
Total current assets                                                  1,991,660           1,881,389

Furniture and equipment, at cost                                        174,852             173,820
   Less accumulated depreciation                                        134,457             125,217
                                                                     ------------------------------
Net furniture and equipment                                              40,395              48,603

Patents, less accumulated amortization of $19,257                       124,602             125,672
                                                                     ------------------------------

Total assets                                                         $2,156,657          $2,055,664
                                                                     ==============================


NOTE: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Balance Sheet (continued)
                            -------------------------


                                                                             JAN. 31,           Oct. 31,
                                                                             --------           --------
                                                                               1999               1998
                                                                               ----               ----
                                                                            (UNAUDITED)          (Note)
LIABILITIES AND CAPITAL
Current liabilities:
   Accounts payable                                                      $    39,783       $    43,185
   Accrued liabilities                                                        50,540            71,427
   Long-term debt due within one year                                         31,103            33,100
                                                                         -----------       -----------
Total current liabilities                                                    121,426           147,712

Long-term debt                                                                                   5,911

Capital:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1,294,230 issued and outstanding
     (liquidation preference of $2.00 per share)                           2,128,780         2,128,780
   Common stock, $.01 par value; 45,000,000 shares
     authorized, 23,637,158 shares issued and outstanding                    236,372           236,372
   Additional paid in capital                                              5,059,732         5,059,732
   Accumulated deficit                                                    (5,389,653)       (5,522,843)
                                                                          ----------        ----------
Net capital                                                                2,035,231         1,902,041
                                                                          ----------        ----------

Total liabilities and capital                                             $2,156,657        $2,055,664
                                                                          ==========        ==========






NOTE: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------



                                                                       THREE MONTHS ENDED
                                                                       ------------------

                                                                 JANUARY 31,           January 31,
                                                                 -----------           -----------
                                                                    1999                  1998
                                                                    ----                  ----

Net sales                                                       $   414,694           $  196,874

Cost of Sales                                                       122,394              105,701
                                                                -----------           ----------

Gross profit                                                        292,300               91,173

Selling, general and
    administrative expenses                                         168,682              168,673
Interest expense                                                      1,092                1,982
Interest income                                                     (10,664)              (7,924)
                                                                -----------           ----------
                                                                    159,110              162,731
                                                                -----------           ----------

Net income (loss)                                                   133,190              (71,558)
Less dividend requirement on preferred stock                        (51,769)             (53,440)
                                                                -----------           ----------

Net  income (loss) applicable to common stock                   $    81,421           $ (124,998)
                                                                ===========           ==========

Net income (loss) per common share:                             $        --           $    (0.01)
                                                                ===========          ===========

   Basic                                                        $        --           $    (0.01)
                                                                ===========           ===========

   Diluted                                                      $        --           $       --
                                                                ===========           ==========

Weight Average Number
Of Shares Outstanding                                            23,280,918           23,273,347
                                                                ===========           ==========

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)
                                   -----------


                                                                            Three Months ended Jan. 31,
                                                                              1999               1998
                                                                        ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                        $  133,190        $  (71,558)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation and amortization                                           11,263            12,262
     Changes in operating assets and liabilities:
       Accounts receivable                                                  139,197            42,251
       Interest receivable                                                                        446
       Advances to suppliers                                                                   (3,585)
       Inventories                                                              270          (145,061)
       Prepaid expenses                                                      (2,676)              252
       Accounts payable                                                      (3,402)          (34,393)
       Accrued liabilities                                                  (20,887)          (25,269)
                                                                        ------------------------------------
Net cash provided by (used in) operating activities                         256,955          (225,045)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                         (1,032)           (4,003)
Proceeds from sale of investments                                                             209,375
Capitalization of patents                                                      (954)           (1,123)
                                                                        ------------------------------------
Net cash provided by (used in) investing activities                          (1,986)          204,249

FINANCING ACTIVITIES
Principal repayments of long-term debt                                       (7,908)           (7,019)
                                                                        ------------------------------------
Net cash used by financing activities                                        (7,908)           (7,019)
                                                                        ------------------------------------

Net increase (decrease) in cash                                             247,061           (27,815)
Cash and cash equivalents at beginning of year                              809,268            73,112
Cash and cash equivalents at end of period                              $ 1,056,329        $   45,297
                                                                        ====================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                                 $      1,092      $      1,982


                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

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

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1998 ($924,193) and 1997 ($717,116),
         in arrears. No dividend was accrued for the year ended October 31, 1998 and 1997. The amount that would have been accrued at October 31, 1998 and 1997, if a dividend had been recorded, would have been $207,077 and $213,578, respectively. ($.16 per preferred stock share outstanding at November 1, 1998 and 1997). No dividend has been accrued for the three month period ended January 31, 1999. The amount that would have been accrued at January 31, 1999, if a dividend had been recorded, would have been $51,769.

Note 4 On December 3, 1993, the shareholders of the Company approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock to 45,000,000 from 25,000,000, increasing the authorized number of preferred stock to 5,000,000 from 2,000,000 and reducing the par value of the preferred stock to $.01 per share from $10.00 per share.

         On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock.
         The Class A purchase warrants expired on December 12, 1998.

         For the three months ended January 31, 1999, there were no preferred stock conversions. The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,588,460.

Note 5 Net income per common share is calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 6 The computation of basic and diluted earnings (loss) per share is shown below:



                                                                          Three Months Ended
                                                                              January 31,
                                                                            1999             1998
                                                                 ----------------------------------
Numerator:

Net income (loss)                                                   $      133,190    $     (71,558)
Preferred stock dividend requirement                                       (51,769)         (53,440)
                                                                 ----------------------------------

Numerator for basic earnings per share - net income
   applicable to common stock                                               81,421         (124,998)

Effect of dilutive securities - preferred stock dividends
   and adjustments resulting from assumed conversion                            --           53,440
                                                                 ----------------------------------

Numerator for diluted earnings per share - net income
   applicable to common stock after assumed conversion              $       81,421    $     (71,558)
                                                                 ==================================

Denominator:

Denominator for basic earnings per share - weighted
   average shares outstanding                                           23,280,918       22,273,347

Effect of dilutive securities:
   Convertible preferred stock
   Assumed issuance of stock under stock option
      plans based on treasury stock method                               1,749,122        2,801,938
                                                                 ----------------------------------

Denominator for diluted earnings per share -
   weighted average shares outstanding and
   impact of dilutive securities                                        25,030,040       25,075,285
                                                                 ==================================


Basic earnings (loss) per  share                                    $         0.00    $       (0.01)
                                                                 ==================================

Fully diluted earnings (loss) per common share                      $           --    $          --
                                                                 ==================================


         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: (convertible preferred stock 5,176,920 and 5,343,960 respectively).

Note 7 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at January 31, 1999 and October 31, 1998 are presented below:


                                                                    January 31,                  October 31,
                                                                       1999                          1998
                                                                  ---------------             ------------------
           Deferred tax assets:
                Net operating loss                                $   1,242,700                $  1,291,700
                Other, net                                               10,200                       9,100
                                                                  -------------                ------------

                Total deferred tax assets                             1,252,900                   1,301,400
                Less:  valuation allowance                           (1,252,900)                 (1,301,400)
                                                                  -------------                ------------

                     Net Deferred Tax Assets                      $          --                $         --
                                                                  =============                ============

         The Company entered fiscal 1999 with cumulative net operating loss carryforwards of approximately $3,270,000 for federal income tax purposes, which expire in the years 2000 to 2010.

Note 8 Patents included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS #121)."

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

QUARTER ENDED JANUARY 31, 1999 COMPARED TO QUARTER ENDED JANUARY 31, 1998.

         Net sales for the first quarter of Fiscal 1999 were approximately $414,694, an increase of approximately 110.6% from the approximately $196,874 in net sales in the corresponding quarter of Fiscal 1998. This increase in sales was primarily a result of significant sales of compounds made for US government security applications to a subcontractor of the US government in the first quarter of Fiscal 1999 which did not occur in the first quarter of Fiscal 1998, and the timing of receiving of orders from the Company's core customers. The Company expects to receive orders from these customer on an on-going basis. However, there can be no assurances that such orders will be forthcoming.

         Cost of sales as a percentage of overall sales decreased materially from 53.7% to 29.5% due to a change in the mix of compounds used and products sold by the Company, which have varying costs and margins, and economies of scale due to increased production rates.

         Due to the foregoing, the Company experienced net income of $133,190 before dividend requirements in the first quarter of Fiscal 1999 as compared with a net loss of $71,558 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. The Company historically has not generated significant cash flows from its operations and has depended upon financing from outside sources to maintain itself.

        The Company had cash and cash equivalents, and investments of $1,056,329 at the end of the first quarter of Fiscal 1999 as compared with $809,268 as at the end of Fiscal 1998, reflecting an increase in these categories of $247,061, or 30.5%. The increase is primarily a result of the Company earning a profit and collecting a large dollar volume of receivables in the first quarter of Fiscal 1999. The Company experienced a decrease in trade accounts receivable of $139,196, or 66.5%, due to the timing of payments by customers, while inventories remained flat. The Company experienced a decrease in accounts payable of $3,402, or 7.9%, as a result of the timing of payments. As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first quarter of Fiscal 1999 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1999, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

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

         THIRD PARTY RELATIONSHIPS. Ultimately, the potential impact of the Year 2000 issue will depend not only on the actions taken by the Company, but also how the Year 2000 issue is addressed by customers, vendors, service providers, utilities, governmental agencies and other entities with which the Company does business. Although the Company is rarely dependent on a single source of supply for its components, and purchases most of them off the shelf, it has communicated with the most significant of these third parties regarding their Year 2000 readiness, and believes they are Year 2000 compliant. If the Company determines it may experience a shortage of supply, the Company has capacity to maintain additional inventory. The Year 2000 efforts of third parties are not within the Company's control, however, their failure to respond to Year 2000 issues successfully could result in business disruption and increased operating costs for the Company.

Costs to Address the Company's Year 2000 Issues

         To date, the Company has incurred costs of approximately $30,000 in identifying or remedying Year 2000 issues, including approximately $15,000 in the first quarter of Fiscal 1999 to upgrade software. The Company cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans with respect to third party relationships. There can be no assurance that if additional Year 2000 issues are raised, the Company's costs to remediate such issues will be consistent with its historical costs.

Risks of the Company's Year 2000 Issues

         The Company believes the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

- Non-IT components in HVAC, lighting, telephone, security and similar systems might fail.

- Communications with customers and vendors may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, or shipping delays.

- The unavailability of product as a result of Year 2000 problems experienced by one or more vendors of the Company.

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

                                       ANGSTROM TECHNOLOGIES, INC.


                                       By: /s/ Daniel A. Marinello
                                           -----------------------
                                           Daniel A. Marinello, Chief Executive
                                           Officer and Chief Financial Officer





Dated: March 4, 1999