Form 10QSB
period 1999-04-30
ANGSTROM TECHNOLOGIES INC
filed 1999-06-11
CIK 725774

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1999

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

As of June 8, 1999, 23,794,598 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes    No  X
                                                     ---    ---

                           ANGSTROM TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I.   Financial Information

          Item 1.      Financial Statements:                              Page
                                                                          ----

                       Balance Sheets as of  April 30, 1999
                       and October 31, 1998                               3-4

                       Statements of Operations for the Three Months
                       Ended April 30, 1999 and April 30, 1998 and
                       Six Months ended April 30, 1999 and April 30,
                       1998                                                 5

                       Statements of Cash Flows for the Six Months
                       Ended April 30, 1999 and April 30, 1998              6

                       Notes to Financial Statements                     7-10

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations    11-14

Part II.  Other Information

          Item 6.      Exhibits and Reports on Form 8-K                    14

SIGNATURE                                                                  15

                           Angstrom Technologies, Inc.
                           ---------------------------
                                  Balance Sheet
                                  -------------



                                                              APR. 30,         Oct. 31,
                                                                1999             1998
                                                            (UNAUDITED)         (Note)

Assets
Current assets:
   Cash and cash equivalents                                $  976,564        $  809,268
   Accounts receivable, less allowances for doubtful
     accounts of $4,615                                         68,818           209,448
   Inventories:
     Finished goods                                            123,726           111,596
     Work in process                                               ---             9,119
     Raw materials and parts                                   743,257           719,370
                                                            ----------------------------
                                                               866,983           840,085
   Prepaid expenses                                             15,262            22,588
                                                            ----------------------------
Total current assets                                         1,927,627         1,881,389

Furniture and equipment, at cost                               176,453           173,820
   Less accumulated depreciation                               143,927           125,217
                                                            ----------------------------
Net furniture and equipment                                     32,526            48,603

Patents, less accumulated amortization of $21,377              130,287           125,672
                                                            ----------------------------

Total assets                                                $2,090,440        $2,055,664
                                                            ============================




NOTE: The balance sheet at October 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Balance Sheet (continued)
                            -------------------------


                                                                  APR. 30,           Oct. 31,
                                                                  --------           --------
                                                                    1999               1998
                                                                    ----               ----
                                                                 (UNAUDITED)          (Note)
Liabilities AND CAPITAL
Current liabilities:
   Accounts payable                                              $    56,189         $    43,185
   Accrued liabilities                                                46,909              71,427
   Long-term debt due within one year                                 22,955              33,100
                                                                 -------------------------------
Total current liabilities                                            126,053             147,712

Long-term debt                                                           ---               5,911

Capital:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1,276,880 issued and outstanding
     (liquidation preference of $2.00 per share)                   2,100,152           2,128,780
   Common stock, $.01 par value; 45,000,000 shares
     authorized, 23,706,558 shares issued and outstanding            237,066             236,372
   Additional paid in capital                                      5,087,666           5,059,732
   Accumulated deficit                                            (5,460,497)         (5,522,843)
                                                                 -------------------------------
Net capital                                                        1,964,387           1,902,041
                                                                 -------------------------------

Total liabilities and capital                                    $ 2,090,440         $ 2,055,664
                                                                 ===============================











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

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------


                                             THREE MONTHS ENDED                         Six Months Ended
                                             ------------------                         ----------------
                                       APRIL 30,           April 30,             April 30,           April 30,
                                       ---------           ---------             ---------           ---------
                                         1999                1998                  1999                1998
                                         ----                ----                  ----                ----
Net sales                            $    153,903         $    672,358         $    568,597         $    869,232


Cost of Sales                              87,517              201,729              209,911              307,430
                                     ------------         ------------         ------------         ------------

Gross profit                               66,386              470,629              358,686              561,802

Selling, general and
    administrative expenses               147,740              227,473              316,422              396,146
                                     ------------         ------------         ------------         ------------

Operating income (loss)                   (81,354)             243,156               42,264              165,656

Other income (expense)
Interest expense                             (852)              (1,769)              (1,944)              (3,751)
Interest income                            11,362                4,750               22,026               12,674
Loss on security sale                          --                 (190)                  --                 (190)
                                     ------------         ------------         ------------         ------------
                                           10,510               (2,791)              20,082                8,733
                                     ------------         ------------         ------------         ------------

Net income (loss)                         (70,844)             245,947               62,346              174,389
                                     ------------         ------------         ------------         ------------

Less dividend requirement
   on preferred stock                     (50,381)             (52,119)            (102,150)            (105,559)
                                     ------------         ------------         ------------         ------------

Net  income (loss) applicable
   to common stock                   $   (121,225)        $    193,828         $    (39,804)        $     68,830
                                     ============         ============         ============         ============


Net income (loss) per
common share                         $         --         $        .01         $         --         $         --
                                     ============         ============         ============         ============

Weight Average Number
of Shares Outstanding                  23,341,830           23,292,651           23,310,869           23,282,856
                                     ============         ============         ============         ============

                           Angstrom Technologies, Inc.
                           ---------------------------
                           Statements of Cash Flows
                           ------------------------
                                   (Unaudited)
                                   -----------

                                                             Six Months ended Apr. 30,
                                                              1999              1998
                                                           ---------------------------
OPERATING ACTIVITIES
Net income                                                 $  62,346         $ 174,389
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            22,854            23,016
     Changes in operating assets and liabilities:
       Accounts receivable                                   140,630          (351,823)
       Interest receivable                                       ---               446
       Advances to suppliers                                     ---          (107,657)
       Inventories                                           (26,897)          (90,179)
       Prepaid expenses                                        7,325             6,502
       Accounts payable                                       13,004           (19,842)
       Accrued liabilities                                   (24,518)            6,911
                                                           ---------------------------
Net cash provided by (used in) operating activities          194,744          (358,237)

INVESTING ACTIVITIES
Purchases of furniture and equipment                          (2,633)           (5,728)
Proceeds from sale of investments                                ---           340,218
Capitalization of patents                                     (8,759)           (2,418)
                                                           ---------------------------
Net cash provided by (used in) investing activities          (11,392)          332,072

FINANCING ACTIVITIES
Proceeds from stock options exercises                            ---            13,000
Principal repayments of long-term debt                       (16,056)          (14,249)
                                                           ---------------------------
Net cash used by financing activities                        (16,056)           (1,249)
                                                           ---------------------------

Net increase (decrease) in cash                              167,296           (27,414)
Cash and cash equivalents at beginning of year               809,268            73,112
                                                           ---------------------------
Cash and cash equivalents at end of year                   $ 976,564         $  45,698
                                                           ===========================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                     $   1,944         $   3,751

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1999 is not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

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

Note 3 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 4 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1998 ($924,193) and 1997 ($717,116),
         in arrears. No dividend was accrued for the years ended October 31, 1998 and 1997. The amount that would have been accrued at October 31, 1998 and 1997, if a dividend had been recorded, would have been $207,077 and $213,758, respectively. ($.16 per preferred stock share outstanding at November 1, 1998 and 1997). No dividend has been accrued for the six month period ended April 30, 1999. The amount that would have been accrued at April 30, 1999 and 1998, if a dividend had been recorded, would have been $102,150 and $105,559, respectively.


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

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 5   (Continued)
         On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock.
         The Class A purchase warrants expired on December 12, 1998.

         For the three months ended April 30, 1999, preferred stock conversions were as follows:


                 Conversion           Preferred Stock              Common Stock
                    Date                 Converted                   Received
                 ----------           ---------------              ------------
                  02/03/99                 3,500                       14,000
                  02/09/99                 2,000                       8,000
                  02/11/99                 6,850                       27,400
                  02/17/99                 5,000                       20,000
                                        --------                      -------

                                          17,350                       69,400
                                        ========                      =======

         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,553,760.


Note 6 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at April 30, 1999 and October 31, 1998 are presented below:

                                                     April 30,          October 31,
                                                        1999                1998
                                                    -----------         -----------

            Deferred tax assets:
                 Net operating loss                 $ 1,270,700         $ 1,291,700
                 Other, net                              10,200               9,700
                                                    -----------         -----------

                 Total deferred tax assets            1,280,900           1,301,400
                 Less:  valuation allowance          (1,280,900)         (1,301,400)
                                                    -----------         -----------

                      Net Deferred Tax Asset        $       -0-         $       -0-
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

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 7 The computation of basic and diluted earnings (loss) per share is shown below:


                                                                      Six Months Ended
                                                                         April 30,
                                                                  1999                 1998
                                                         ------------------------------------------
Numerator:

Net income                                                       $     62,346         $    174,389
Preferred stock dividend requirement                                 (102,150)            (105,559)
                                                         ------------------------------------------

Numerator for basic earnings per share - net income
   (loss) applicable to common stock                                  (39,804)              68,830

Effect of dilutive securities - preferred stock dividends
   and adjustments resulting from assumed conversion                       --                   --
                                                         ------------------------------------------

Numerator for diluted earnings per share - net income
   (loss) applicable to common stock after assumed
   conversion                                                    $    (39,804)        $     68,830
                                                         ==========================================

Denominator:

Denominator for basic earnings per share - weighted
   average shares outstanding                                      23,310,869           23,282,856

Effect of dilutive securities:
   Convertible preferred stock
   Assumed issuance of stock under stock option
      plans based on treasury stock method                          1,059,193            2,894,173
                                                         ------------------------------------------

Denominator for diluted earnings per share -
   weighted average shares outstanding and
   impact of dilutive securities                                   24,370,062           26,177,029
                                                         ==========================================


Basic earnings (loss) per share                                   $       ---          $       ---
                                                         ==========================================

Fully diluted earnings (loss) per common share                    $       ---          $       ---
                                                         ==========================================


Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidilutive are as follows: (convertible preferred stock 5,107,520 and 5,277,960 respectively).

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 8 Patents included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SAS #121)."

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998.

         Net sales for the first six months of fiscal 1999 were $568,597, a decrease of approximately 34.6% from the approximately $869,232 in net sales in the corresponding period of fiscal 1998. This decrease in sales was primarily a result of the absence of a major sales order in the second quarter of fiscal 1999, especially in light of the significant sales of compounds for government security applications to a subcontractor of the United States Government in the second quarter of fiscal 1998.

         Cost of sales for the first six months of fiscal 1999 as a percentage of overall sales increased to 36.9% from 35.4% for the first six months of fiscal 1998. This increase was primarily due to a change in the mix of compounds used and products sold by the Company, which have varying costs and margins.

         Selling, general and administrative expenses decreased 20.1% from $396,146 in the first six months of fiscal 1998 to $316,422 in the corresponding period of fiscal 1999. This decrease was primarily due to management's efforts to place stricter controls on expenditures.

         Interest expense decreased 48.1% from $3,751 in the first six months of 1998 to $1,944 in the corresponding period of fiscal 1999. Interest income increased 73.8% from $12,674 in the first six months of 1998 to $22,026 in the corresponding period of fiscal 1999. The changes in interest expense, which includes service fees on cash accounts, and interest income were primarily a result of the Company moving a portion of its cash balances into accounts earning higher returns and charging lower service fees.

         Due to the foregoing, the Company experienced a net income of $62,346 before dividend requirements in the first six months of fiscal 1999 as compared with net income of $174,389 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

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

        The Company had cash and cash equivalents of $976,564 at the end of the second quarter of fiscal 1999 as compared with $809,268 as at the end of fiscal 1998, reflecting an increase in these categories of $167,296, or 20.7%. This increase was primarily a result of the Company collecting a large dollar volume of receivables in the first quarter of Fiscal 1999. The Company experienced decrease in trade accounts receivable of $140,630, or 67.1%, due to the timing of payments by customers, while inventories remained flat. The Company experienced an increase in accounts payable of $13,004, or 30.1%, as a result of the timing of payments.

         As indicated in Note 4 to these financial statements, no preferred dividend has been accrued for the first two quarters of fiscal 1999 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1999, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

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





Dated: June 8, 1999