Form 10QSB
period 1999-07-31
ANGSTROM TECHNOLOGIES INC
filed 1999-09-14
CIK 725774

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 1999

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

               1895 Airport Exchange Boulevard, Erlanger, Kentucky
               ---------------------------------------------------
                 41018 (Address of principal executive offices,
                               including zip code)

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

As of September 9, 1999, 23,794,598 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes        No  X
                                                     ---        ---

                           ANGSTROM TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

Part I.  Financial Information
         Item 1.           Financial Statements:                                                         Page
                                                                                                         ----

                           Balance Sheets as of July 31, 1999                                             3-4
                           and October 31, 1998

                           Statements of Operations for the Three Months                                    5
                           Ended July 31, 1999 and July 31, 1998 and
                           Nine Months ended July 31, 1999 and July 31,
                           1998

                           Statements of Cash Flows for the Nine Months                                     6
                           Ended July 31, 1999 and July 31, 1998

                           Notes to Financial Statements                                                 7-10

         Item 2.           Management's Discussion and Analysis of                                      11-14
                           Financial Condition and Results of Operations

Part II. Other Information

         Item 6.           Exhibits and Reports on Form 8-K                                                15

SIGNATURES                                                                                                 16

                           Angstrom Technologies, Inc.
                           ---------------------------
                                  Balance Sheet
                                  -------------

                                                    JUL. 31, 1999 OCT. 31, 1998
                                                    ------------- -------------
                                                     (UNAUDITED)      (NOTE)
ASSETS
Current assets:
   Cash and cash equivalents                         $  427,099   $  809,268
   Short-term investments                               504,815         --
   Accounts receivable, less allowances of $ 4,615       55,473      209,448
   Inventories:
     Finished goods                                     116,576      111,596
     Work in process                                        713        9,119
     Raw materials and parts                            669,726      719,370
                                                     ----------   ----------
                                                        787,015      840,085
   Prepaid expenses                                      22,655       22,588
                                                     ----------   ----------
Total current assets                                  1,797,057    1,881,389

Furniture and equipment, at cost                        176,454      173,820
   Less accumulated depreciation                        153,282      125,217
                                                     ----------   ----------
Net furniture and equipment                              23,172       48,603

Patents, less accumulated amortization of $23,461       128,203      125,672

                                                     ----------   ----------
Total assets                                         $1,948,432   $2,055,664
                                                     ==========   ==========

NOTE: The balance sheet at October 31, 1998 has been derived from the audited ----- financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Balance Sheet (continued)
                            -------------------------

                                                                JUL. 31, 1999  OCT. 31, 1998
                                                                -------------  -------------
                                                                 (UNAUDITED)      (NOTE)
LIABILITIES AND CAPITAL
Current liabilities:
   Accounts payable                                              $    16,829    $    43,185
   Accrued liabilities                                                51,075         71,427
   Long-term debt due within one year                                 14,560         33,100
                                                                 -----------    -----------
Total current liabilities                                             82,464        147,712

Long-term debt                                                          --            5,911

Capital:
     Preferred stock, $.01 par value; 5,000,000 shares
     authorized, 1,198,380 issued and outstanding (liquidation
     preference of $2.00 per share)                                1,970,627      2,128,780
     Common stock, $.01 par value; 45,000,000 shares
     authorized, 24,065,558 shares issued and outstanding            240,656        236,372
     Additional paid in capital                                    5,219,226      5,059,732
     Accumulated deficit                                          (5,564,541)    (5,522,843)
                                                                 -----------    -----------
Net capital                                                        1,865,968      1,902,041
                                                                 -----------    -----------
Total liabilities and capital                                    $ 1,948,432    $ 2,055,664
                                                                 ===========    ===========


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

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                            ------------------             -----------------
                                      JULY 31, 1999   JULY 31, 1998   JULY 31, 1999  JULY 31, 1998
                                      -------------   -------------   -------------  -------------
Net sales                             $    131,146    $    693,636    $    699,743    $  1,562,868


Cost of sales                              142,441         227,543         352,352         534,973
                                      ------------    ------------    ------------    ------------

Gross profit                               (11,295)        466,093         347,391       1,027,895

   Selling, general and
       administrative expenses             101,965         255,770         418,387         651,916
                                      ------------    ------------    ------------    ------------

Operating income (loss)                   (113,260)        210,323         (70,996)        375,979

Other income (expense)
Interest expense                              (605)         (1,550)         (2,549)         (5,301)
Interest income                              5,006           5,553          27,032          18,227
Dividend income                              4,815            --             4,815            --
Gain on security sale                         --              --              --              (190)
                                      ------------    ------------    ------------    ------------
                                             9,216           4,003          29,298          12,736
                                      ------------    ------------    ------------    ------------

   Net income (loss)                      (104,044)         14,326         (41,698)        388,715
                                      ------------    ------------    ------------    ------------

   Less dividend requirement on
   preferred stock                         (36,616)        (50,523)       (138,766)       (156,082)
                                      ------------    ------------    ------------    ------------

   Net  income (loss) applicable to
   common stock                       $   (140,660)   $    163,803    $   (180,464)   $    232,633
                                      ============    ============    ============    ============



   Net  income (loss) per common
   share                              $       (.01)   $        .01    $       (.01)   $        .01
                                      ============    ============    ============    ============

Weight Average Number
of Shares Outstanding                   24,052,373      23,594,395      23,796,942      23,388,049
                                      ============    ============    ============    ============

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                           NINE MONTHS ENDED JULY 31,
                                                           --------------------------
                                                              1999         1998
                                                            ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                           $ (41,698)   $ 388,715
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                             34,293       33,103
     Dividends received                                        (4,815)        --
     Changes in operating assets and liabilities:
       Accounts receivable                                    153,975     (314,477)
       Interest receivable                                       --          1,207
       Advances to suppliers                                     --         (3,585)
       Inventories                                             53,070     (270,344)
       Prepaid expenses                                           (67)       7,267
       Accounts payable                                       (26,356)     (33,488)
       Accrued liabilities                                    (20,352)      55,216
                                                            ---------    ---------
Net cash provided by (used in) operating activities           148,050     (136,386)

INVESTING ACTIVITIES
Purchases of furniture and equipment                           (2,634)     (10,113)
Proceeds from sale of investments                                --        613,380
Purchase of investments                                      (500,000)        --
Capitalization of patents                                      (8,759)      (4,042)
                                                            ---------    ---------
Net cash provided by (used in) investing activities          (511,393)     599,225

FINANCING ACTIVITIES
Proceeds from stock options exercises                           5,625       20,500
Principal repayments of long-term debt                        (24,451)     (21,700)
                                                            ---------    ---------
Net cash used by financing activities                         (18,826)      (1,200)
                                                            ---------    ---------

Net increase (decrease) in cash                              (382,169)     461,639
Cash and cash equivalents at beginning of year                809,268       73,112
                                                            ---------    ---------
Cash and cash equivalents at end of year                    $ 427,099    $ 534,751
                                                            =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                      $   2,549    $   5,301

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1999 is not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.


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

Note 4 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1998 ($924,193) and 1997 ($717,116),
         in arrears. No dividend was accrued for the years ended October 31, 1998 and 1997. The amount that would have been accrued at October 31, 1998 and 1997, if a dividend had been recorded, would have been $207,077 and $213,758, respectively. ($.16 per preferred stock share outstanding at November 1, 1998 and 1997). No dividend has been accrued for the nine month period ended July 31, 1999. The amount that would have been accrued at July 31, 1999 and 1998, if a dividend had been recorded, would have been $143,806 and $156,082, respectively.

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

         For the nine months ended July 31, 1999, preferred stock conversions were as follows:

         Conversion                 Preferred                   Common Stock
         Date                       Stock                       Received
                                    Converted
         -------------------        ----------------            ---------------------

         02/03/99                              3,500                           14,000
         02/09/99                              2,000                            8,000
         02/11/99                              6,850                           27,400
         02/17/99                              5,000                           20,000
         05/06/99                             30,000                          120,000
         05/06/99                              4,000                           16,000
         05/12/99                             37,740                          150,960
         05/13/99                              6,760                           27,040
                                              ------                          -------

                                              95,850                          383,400
                                              ======                          =======

         The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,396,760.

Note 6 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at July 31, 1999 and October 31, 1998 are presented below:


                                                                    July 31, 1999          October 31, 1998
                                                                  ------------------       ---------------------
          Deferred tax assets:
               Net operating loss                                 $       1,311,900        $          1,291,700
               Other, net                                                    10,700                       9,700
                                                                  ------------------       ---------------------

               Total deferred tax assets                                  1,322,600                   1,301,400
               Less:  valuation allowance                                (1,322,600)                 (1,301,400)
                                                                  ------------------       ---------------------

                    Net Deferred Tax Asset                        $             -0-        $                -0-
                                                                  ==================       =====================

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

                          ANGSTROM TECHNOLOGIES, INC.
                          ---------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)
                                  -----------



Note 7 The computation of basic and diluted earnings (loss) per share is shown below:

                                                                      Nine Months Ended July 31,

                                                                          1999           1998
                                                                     ------------    ------------
         Numerator:

         Net income (loss)                                           $    (41,698)   $    388,715
         Preferred stock dividend requirement                            (143,806)       (156,082)
                                                                     ------------    ------------

         Numerator for basic earnings per share - net income
            (loss) applicable to common stock                            (185,504)        232,633

         Effect of dilutive securities - preferred stock dividends
            and adjustments resulting from assumed conversion                --              --

                                                                     ------------    ------------
         Numerator for diluted earnings per share - net income
            (loss) applicable to common stock after assumed          $   (180,504)   $    232,633
                                                                     ============    ============
         Denominator:

         Denominator for basic earnings per share - weighted
            average shares outstanding                                 23,783,403      23,388,049

         Effect of dilutive securities:
            Convertible preferred stock
            Assumed issuance of stock under stock option
               plans based on treasury stock method                       694,342       2,499,787
                                                                     ------------    ------------

         Denominator for diluted earnings per share -
            weighted average shares outstanding and
            impact of dilutive securities                              24,477,745      25,887,836
                                                                     ============    ============

         Basic earnings (loss) per share                             $       (.01)   $        .01
                                                                     ============    ============

         Fully diluted earnings (loss) per common share              $       (.01)   $        .01
                                                                     ============    ============

         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: (convertible preferred stock 4,793,520 and 5,202,720 shares at July 31, 1999 and 1998 respectively).

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

Note 9 As part of finalizing the Company's third quarter financial statements, management undertook a review of the salability of various hardware components included in inventory at historical cost. Based upon this review, an inventory write down of $86,930 was booked and is included in cost of sales in the quarter ended July 31, 1999.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998.

     Net sales for the first nine months of fiscal 1999 were $699,743, a decrease of approximately 55.2% from the approximately $1,562,868 in net sales in the corresponding period of fiscal 1998. This decrease in sales was primarily a result of the loss of one of the Company's significant customers and the absence of a major sales order from a contractor for the U.S. Postal Service which was expected in the third quarter of fiscal 1999, especially in light of the significant sales of compounds for government security applications to a subcontractor of the United States Government in the second and third quarters of fiscal 1998.

     Cost of sales for the first nine months of fiscal 1999 as a percentage of overall sales increased to 50.4% from 34.2% for the first nine months of fiscal 1998. This increase was primarily due to an inventory write down of $86,930 in the third quarter of fiscal 1999 upon management's evaluation of the unsalability of a portion of the finished goods and raw materials and parts inventory of scanners.

     Selling, general and administrative expenses decreased 35.8% from $651,916 in the first nine months of fiscal 1998 to $418,387 in the corresponding period of fiscal 1999. This decrease was primarily due to reduced expenditures for employee compensation as a result of terminations, reduced work schedules and reduced commissions to executive officers as a result of lower sales.

     Interest expense decreased 51.9% from $5,301 in the first nine months of 1998 to $2,549 in the corresponding period of fiscal 1999. Interest income increased 48.3% from $18,227 in the first nine months of 1998 to $27,032 in the corresponding period of fiscal 1999. The changes in interest expense, which include service fees on cash accounts, and interest income were primarily a result of the Company moving a portion of its cash balances into higher yielding short-term investments with lower fees in the third quarter of fiscal 1999.

     Due to the foregoing, the Company experienced a net loss of $41,698 before dividend requirements in the first nine months of fiscal 1999 as compared with net income of $388,715 before dividend requirements in the prior year's comparable period. Continuing its policy of conserving cash to meet operating requirements, the Company has declined to accrue a preferred stock dividend for the periods in reference.

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

     The Company had cash and cash equivalents of $427,099 at the end of the third quarter of fiscal 1999 as compared with $809,268 as at the end of fiscal 1998, reflecting a decrease in these categories of $382,169, or 47.2%. This decrease was primarily a result of the Company moving a portion of its cash balances into higher yielding short-term investments in the third quarter of 1999, which at the end of the third quarter of fiscal 1999 totaled $504,815.
The Company experienced a decrease in trade accounts receivable of $153,975, or 73.5%, due to reduced sales. While the Company's inventory of chemicals is increasing, total inventories decreased by $53,070, or 6.9%. This reduction was primarily the result of the Company writing down unsaleable finished goods and raw materials and parts inventory of scanners by $5,248 and $81,682, respectively.
The Company expects to see a continued build up in chemicals due to the loss of a significant customer for chemicals. Work in process inventory decreased 92.2% from $9,119 at the end of fiscal 1998 to $713 at the end of the third quarter of fiscal 1999. This significant decrease was a result of the Company not manufacturing scanners during this period. The Company experienced a decrease in accounts payable of $26,356, or 61.0%, as a result of reduced purchases due to lower sales.

     As indicated in Note 4 to these financial statements, no preferred dividend has been accrued for the first three quarters of fiscal 1999 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 1999, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

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

Costs to Address the Company's Year 2000 Issues

     To date, the Company has incurred costs of approximately $30,000 in identifying or remedying Year 2000 issues. The Company cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans with respect to third party relationships. There can be no assurance that if additional Year 2000 issues are raised, the Company's costs to remediate such issues will be consistent with its historical costs.

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

                                     PART II

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

       (a)          Exhibits
                    --------

       27           Financial Data Schedule


       (b)          Reports on Form 8-K

                  On August 6, 1999, the Company filed a report on Form 8-K dated August 2, 1999 reporting the resignation of Daniel A. Marinello as the President, Chief Executive Officer and Chief Financial Officer of the Company and the appointment of Louis Liang as the Interim President and Chief Executive Officer and William Ryan as the Interim Chief Financial Officer.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ANGSTROM TECHNOLOGIES, INC.


                       By: /s/ Louis Liang
                           ----------------------------
                           Louis Liang, Interim Chief
                                Executive Officer


                       By: /s/ William Ryan
                           ----------------------------
                           William Ryan, Interim Chief
                                Financial Officer


Dated: September 13, 1999