Form 10KSB
period 1999-10-31
ANGSTROM TECHNOLOGIES INC
filed 2000-01-26
CIK 725774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1999


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

                                    Yes_X_    No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the bast of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for the fiscal year ending October 31, 1999 were $936,587.

         As of January 12, 2000, the aggregate market value, based on the average bid and asked prices, of the issuer's voting stock (Common Stock) held by non-affiliates was approximately $4,218,618. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 12, 2000, were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

         As of October 31, 1999, there were 23,794,598 shares of Common Stock and 1,266,120 shares of Preferred Stock, outstanding, respectively.

Documents incorporated by reference: NONE

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed under the captions "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1993 and the Securities Exchange Ace of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The word "expect," "estimate," "anticipate," "predict," "may," "should," and similar expressions are intended to identify forward-looking statements. All written or oral forward-looking statements attributable to the Company are expressly qualified as set forth herein.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Angstrom Technologies, Inc. (the "Company") was incorporated under the laws of the State of Delaware on June 3, 1983. The Company derived its name from the Angstrom units of measurement of wavelengths of light.

         The Company is engaged in the development, manufacture and sale of Electro-Optical Control Systems, consisting of one or more ultraviolet scanners and invisible flourescent chemical compounds. The Company has developed and markets several ultraviolet fluorescent scanning units of varying cost and sophistication. These units can be used individually and some of the units can be combined with several other units, working in unison to provide statistical process control for manufacturing lines. Individually, the unit can determine the presence or absence of the fluorescent compound, the wavelength and concentration of flourescent materials. When units are combined, a grid code is formed where information is generated and stored, or read for a variety of applications. In addition, the Company produces a number of fluorescent compounds, each of which emits its own wavelength. When printed, sprayed, or stamped, the marking compounds are non-visible under normal lighting conditions. This allows for marking over existing graphics or on different materials without product. An example of materials, among others, are printing inks, plastic films, over-print, varnish, adhesives, and plastic molding compounds. Also, due to the invisible nature of the compound, the system can also be used in a variety of security applications.

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

         The Company's products have historically been geared for use by the printing,pharmaceutical and automobile parts manufacturing industries in connection with a variety of functions including: label verification, quality control, inspection, alignment, adhesive tracing, safety seal verification, sorting, automatic identification, matching and inserting. In addition to the foregoing applications, the Company has also developed and is marketing applications to subcontractors of the U.S. Government and others in the document security field, such as identification of counterfeit currency and verification of credit cards, other identification cards and postal label sorting.

PRODUCTS

         The Company's products have traditionally consisted of a number of ultraviolet optical scanners and various chemical compounds. To produce its products, the Company primarily uses outside production subcontractors to reduce the capital expenditures necessary to effect production and help expedite full scale production of the new units. The Company has made significant developments in its scanners in recent years. As a result, the Company has enhanced the scanners' capability and reliability.

         The Company has developed improvements in its electronic components by incorporating support electronics into a CMOS semiconductor chip, which assists in the production of miniature or hand-held readers. The chip reduces the amount of electronic noise and increases the sensitivity of the Company's readers and scanners. The Company has also developed a universal card which incorporates the semi-conductor chip. The universal card can be used in many of the Company's readers and scanners. The Company believes this multiplicity of use should help it in its efforts to reduce production costs.

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

         The Company has developed and now offers for sale several different scanning devices some of which are described below:

1. Hand-held scanner used, among other things, for verifying tickets to sporting and entertainment events;

2.       Mid-range scanner used for a variety of commercial applications;

3. High-end scanner, which has the ability to tie-into a computer, and is being used for the U. S. Postal Office Certified Mail Project;

4. High-speed and high-security document scanner, which allows settings of upper and lower reading limits, to be used for check sorting and check verification application;

5. Document reader, which is portable and desk top ready, to be used for verifying tickets to sporting and entertainment events, among other things;

6.       Various low-cost handheld first order authentication devices.

         The Company has also been developing its chemical compounds to keep pace with both scanner development and the needs of its customers and markets. Some of the newly developed chemicals are specifically targeted for document security and entertainment applications.

         During Fiscal 1998 and 1999, the Company spent approximately $206,000.00 and $162,000.00 respectively, on research and development of its products. While the Company considers amounts spent on research and development in pricing its products, the costs are not directly allocated to customers.

MANUFACTURE

         The components of the Company's scanners are manufactured by outside contractors, in accordance to the Company's proprietary designs and standards, pursuant to purchase orders issued by the Company on an as needed basis. No manufacturer has been given an exclusive retention and the Company believes that there are numerous alternative sources for securing production of such components.

         Final assembly and quality control testing of the scanners are performed on-sit by Company personnel.

         The scanning proprietary compounds are manufactured off-site by a custom chemical manufacturer under a confidentiality agreement, providing protection for the Company's trade secrets. The custom chemical manufacturer is responsible for EPA, NIOSH, and OSHA compliance to the extent such laws are applicable. The Company has entered into this agreement to produce its chemicals at a lower unit cost and with enhanced capacity to meet the increasing production level which may be required by the Company's marketing efforts, should the latter result in sales increases. However, the Company believes that there are alternative sources for manufacturing its chemical compounds and that it is not dependent on the arrangement presently in effect.

         In an effort to enhance its optical and general development laboratories, the Company employs a research chemist, at an annual compensation of approximately $50,000, and is utilizing laboratory facilities for further development of chemical compounds at the University of Cincinnati at a cost of approximately $20,000 per annum. The Company also retains a world renowned professor at the University of Cincinnati as a chemistry consultant. The Company has also employs a product engineer, at an annual salary of approximately $90,000, whose activities involve, among other things, developing improvements to the Company's scanners. The anticipated source of funds for those expenses is the Company's working capital, which is generated by operating cash flow.

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

         For its sales efforts, the Company utilized Messrs. Marinello and Ryan, its two executive officers, who allocated a significant portion of their time to sales and marketing efforts, up until August 2, 1999. From that point forward, Louis Liang has adopted a more active role in this area after the resignation of Mr. Marinello. During Fiscal 1998 and Fiscal 1999, approximately $293,000 and $138,000, respectively, was paid as sales commissions to executive officers and $6,000 and $3,000, respectively, was paid as royalties to the executive officers. It is the Company's goal to attempt to increase its sales and marketing by entering into strategic alliances and joint venturing endeavors with well-placed firms in various business areas rather than expending large sums in developing the Company's own independent direct selling structure.

         The Company's sales efforts were disappointing on a historical basis until the third quarter of Fiscal 1995. In Fiscal 1995, net sales equaled $1,050,281. compared to $531,339 in Fiscal 1994. This increase over prior years was generated largely by sales to the sub-contractor for the U. S. Postal Service in connection with production of labels for certified mail. These customer orders covered both the purchase of chemical compounds for use in printing ink to be utilized in labels for certified mail as well as the sale by the Company of six scanners for use by the subcontractor in its internal verification and process control in connection with the production of certified mail labels. Such labels are used by the U. S. Postal Service in connection with an automation system, using equipment of a third party, which among other things, automatically sorts certified mail from other types of mail. During Fiscal 1996, the Company's revenues decreased to $869,829 due in part to the completion of the Postal Service contract. During Fiscal 1997, the Postal contract entered a new phase wherein the Company received orders for additional amounts of its chemical compound which contributed to net sales of $1,523,559 for that year. During Fiscal 1998, the Company had net sales of $1,968,032 including significant sales of compounds to a subcontractor of the U. S. government for security applications. During Fiscal 1999, the Company saw net sales drop to $936,587 largely due to the loss of business with a major customer, and delay in the US Postal project.

         In Fiscal 1997, the Company entered into a Reseller Agreement (the "Reseller Agreement") with Moore U.S.A., Inc. ("Moore"), pursuant to which the Company appointed Moore as a non-exclusive reseller of certain of its readers/scanners and flourescent ink products (the "Products") on a world-wide basis. Under the Reseller Agreement, Moore has the right, but is not required, to distribute the Products. During Fiscal 1998 and Fiscal 1999, sales to Moore under the Reseller Agreement were not material. The Reseller Agreement is for an initial term of five years commencing on September 2, 1997 and thereafter is automatically renewed for annual consecutive periods of one year each unless terminated by notice of non-renewal sent by either party, at least 90 days prior to the expiration of the initial term or any renewal term. The Reseller Agreement also may be terminated by either party upon 30 days prior written notice if a party breaches the Reseller Agreement and fails to cure said breach within 30 days or becomes subject to bankruptcy or ceases to be actively engaged in business.

         The Company also entered into a Technology License Agreement with Moore (the "License Agreement") in Fiscal 1997 pursuant to which the Company granted a non-exclusive, non-transferable, non-assignable license (the "License") to Moore to exploit the Company's technology relating to the Products (the "Technology"), and to sell or otherwise provide the Products using the Technology. In exchange for the License, Moore has agreed to pay a royalty to the Company based on a percentage of sales of the Products based on the sales volume in any contract year. During Fiscal 1998 and Fiscal 1999, royalties paid by Moore under the License Agreement were not material. The Company also granted Moore a right of first refusal for an exclusive license relating to the Technology prior to granting such a license to a third party. The License Agreement is for an initial term of five years commencing on September 2, 1997 and thereafter is automatically renewed for consecutive renewal periods of three years each unless terminated by notice of non-renewal sent by either party, at least 90 days prior to the expiration of the initial term or any renewal term. The License Agreement also may be terminated by either party upon 30 days prior written notice if a party breaches the license Agreement and fails to cure said breach within 30 days or becomes subject to bankruptcy or ceases to be actively engaged in business.

         The relationship between the Company and Moore is non-exclusive, and there can be no assurances that Moore will be successful in selling the Products. Furthermore, there can be no assurance that if Moore is successful in selling the Products that such sales will be a significant source of revenue for the Company.

         Products manufactured by the Company are presently sold to a limited number of clients and customers under a relatively few contracts or purchase orders. During Fiscal 1999, sales to two customers accounted for approximately 44% of the Company's sales, with one customer representing 18% and the other customer representing 26%. No other customer accounted for 10% or more of the Company's sales. During Fiscal 1998, sales to these two customers were approximately 60% and14% of the Company's sales, respectively. The foregoing percentages aggregate sales made to the named customer and to clients or sub-accounts of that customer. There can be no assurance of revenue from these customers in the future.

         With the Company's new line of scanner and reader hardware and broad-based chemicals to be used with these items, the Company is attempting to broaden its sales base. Since August 2, 1999, the Company has restructured and is now encouraging its employees to become actively involved in promoting sales for the Company. Furthermore, the Company has begun selling into new market sectors such as decoration and entertainment sectors. The Company is also aggressively engaging in developing new partnerships and alliances that can help to increase sales and expand customer base. There can be no assurance that the Company will be successful in broadening its sales base, or that such an increase, if any, will provide a significant source of revenue to the Company.

MARKETS

         Among the principal industries which presently utilize or constitute potential clients for the Company's products are the U.S. government (for documentation, sorting and security applications), pharmaceutical firms (for labels and bottling) automobile parts manufacturers, and printers, or, as markets for additional products, are adhesive manufacturers, label manufacturers, and stamp and paper currency manufacturers. The foregoing applications cover a wide variety of industrial processing including quality assurance, manufacturing and product sorting.

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

         In the packaging industries, the Company's products are used to ensure label placement, in the sorting of various products and in adhesive detection.

         Management believes the improved scanners developed by the Company, and the compact authentication and verification devices incident thereto, have applications in various facets of the document security industry, as well as in the process control field previously serviced by the Company. Among such new applications, would be the detection of counterfeiting of currencies, postage labels and tickets to various sports and entertainment events, and marking of items being sold to consumers through retail outlets. The Company is currently exploring potential customers with an interest in a wide variety of security applications which have been developed by the Company. Among other things, the Company is marketing its technology to be used in connection with the identification of counterfeits and sorting of bank checks. The Company has also sold its ultraviolet chemical for use in inks being used on U.S. government documentation, such as passports. More recently, since the fourth quarter of Fiscal 1999, the company has made significant efforts to penetrate the commercial and entertainment markets for faster growth.

COMPETITION

         The Company competes with a number of companies, and many of such competitors have greater financial and other resources. In the labeling and parts identification business, among its competitors are Data Logic, Inc. and Sick Optic Electronic, GmbH, both of which have readers capable of reading broad (rather than specific) bands of light and neither of which provide either application engineering or scanning compounds. The Company's scanners are capable of quantitative measurement, operating on a more defined basis. The Company's scanners can differentiate among certain colors whereas many competing scanners identify the presence or absence of a color, but do not differentiate among colors. Accordingly, the Company believes that its scanners are capable of sorting out various labels for different products whereas readers produced by competitors are able to detect fluorescent chemicals on labels but cannot sort out similar labels. The Company's existing products are generally comparable in price to those of its competitors.

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

         With respect to document security, the Company's later model scanners compete with a number of other products used for this purpose, including holograms (which are three-dimensional representations designed with certain visual attributes for the purpose of thwarting counterfeits). The Company also competes with technology which places water marks and/or fabric threads within paper and currency. The Company believes that, if its later model scanners prove commercially feasible, it will enjoy an advantage against counterfeiting over these other technologies since the Company's non-visible specific frequency ultra-violet chemical compounds will be more difficult to duplicate, and also less expensive. The basis for this belief is that the Company's products can differentiate its chemistry within a narrow band of the spectrum whereas its competitors have thus far produced sensors which principally read in the broad band of the spectrum; by having greater specificity in its reading capacity, the Company can blend other flourescent colors into a variety of inks and read such flourescent colors with greater particularity, thereby giving the Company's products a broader range of application. The Company has recently introduced patent pending low cost first order detectors, the Authenticator and Luminators. They are designed for general commercial applications such as currency authentication by shop merchants, flooring finishers, document security inspectors, among others. There can be no assurance that the Company's latest model scanner and low cost detectors will be commercially feasible.

INTELLECTUAL PROPERTY RIGHTS AND TECHNOLOGY PROTECTION

         The Company has a trademark registration in the United States for "Angstrom Technologies, Inc.". The use and registration rights of a trademark holder do not ensure that such holder has superior rights to others that may have registered or used identical related marks on related goods or services. The Angstrom trademark was registered on June 23, 1987, and remains in effect through June 23, 2007.

         The Company has been awarded four patents from the U.S. Patent Office during the Fiscal 1999 . A total of eleven patents are now in the Company intellectual property portfolio. Despite this fact, there can be no assurance that any present or future patents which may issue in the Company's favor would necessarily protect the Company from competition or potential competition. Accordingly, the Company anticipates reliance for the foreseeable future on both its patents and on contractual rights, trade secrets and copyright laws.

         Pursuant to its Executive Employment Agreement with Messrs. Liang and Ryan (See "Certain Relationships and Related Transactions"), these individuals are engaged, among other things, in a plan of activity to expand patent and intellectual property coverage for the Company. New patents are being developed and filed in the name of the individuals, who have agreed to assign a two-thirds interest therein to the Company, which is obligated to cover the cost of filing fees and fees of patent counsel. The Company will have exclusive rights to use such patents for a royalty fee of 5% of gross profits during the term of the aforesaid employment agreements, and at a royalty equal to 10% of gross revenues thereafter. In Fiscal 1999, the Company paid royalties of approximately $3,000.00 pursuant to said employment agreement. Pursuant to the terms of the employment agreement, the Management team is paid at a royalty equal to 10% of gross revenue for exclusive rights, and 5% of gross revenues for non-exclusive rights, both of which are applicable only for post employment. The post-employment agreement is applicable to Messrs. Liang, Ryan and Marinello for patents to which they are a party.


PUBLIC OFFERING AND PREFERRED STOCK DIVIDEND

         On December 22, 1993, the Company consummated a public offering of its securities consisting of 1,725,000 units. Each unit was comprised of one share of 8% redeemable convertible preferred stock ("Preferred Stock"), convertible into shares of the Company's Common Stock ("Common Stock") at a rate of $.50 per share and one Class A redeemable common stock purchase warrant (the "Warrant"). The Company received net proceeds of approximately $2,838,000 from such offering, after underwriting discounts and commissions and other expenses of the offering. The Warrants expired on December 12, 1998.

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

ITEM 2.  PROPERTIES

         The Company maintains its executive offices in Erlanger, Kentucky, consisting of approximately 2,000 square feet. Such offices are leased for a period through May 2002 at a cost of approximately $15,132 per year, and have been considered adequate to meet its present needs. The Company is currently evaluating its options upon expiration of the current term. The Company also leases adjacent storage space on a month-to-month basis at a rate of approximately $900 per annum.



ITEM 3.  LEGAL PROCEEDINGS

         The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders during the Fiscal Year ended October 31, 1999.





                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The shares of Common Stock are traded in the over-the-counter market and quoted in the "pink sheets" published by the National Quotation Bureau, Inc. ("NQB"). Such shares are presently listed on the OTC Bulletin Board. However, since the shares have traded on an inactive basis during many of the periods set forth below, the Company does not regard quotations as representing prices at which sizable transactions could have been or were effected.

         The following table sets forth the range of high and low bid prices for the Common Stock for each quarter during the period November 1, 1997 through January 14, 2000, as furnished by the NQB. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.





                                              BID
Fiscal 1998                         High              Low
-----------                         ----              ---

11/1/97 to 1/31/98                  .78               .38
2/1/98 to 4/30/98                   .72               .34
5/1/98 to 7/31/98                   .62               .41
8/1/98 to 10/31/98                  .53               .25

Fiscal 1999
-----------

11/1/98 to 1/31/99                  .41               .22
2/1/99 to 4/30/99                   .32               .19
5/1/99 to 7/31/99                   .26               .15
8/1/99 to 10/31/99                  .20               .12


Fiscal 2000
-----------

11/1/99 to 1/31/2000                .26               .11
(through 1/12/2000)


         On January 12, 2000, the high bid price for the Common Stock was $.26 per share. The number of holders of the Common Stock was approximately 465 on January 14, 2000, computed by the number of record holders; this does not take account of stockholders for whom shares are being held in the names of brokerage houses and clearing agencies.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OF OPERATIONS

YEAR END OCTOBER 31, 1999 ("FISCAL 1999") COMPARED TO YEAR ENDED OCTOBER 31, 1998 ("FISCAL 1998").

         Net sales of $936,587 for Fiscal 1999 reflect a decrease of 52% from the $1,968,032 in net sales in Fiscal 1998. This decrease in sales was a result of the loss of a major customer, and a delay in the project involving the United States Postal Service. In August of 1999, there was a major change in the management of the Company. As a result, present management has aggressively sought new business, and tried to repair relationships with former customers. However, there can be no assurances that these actions will result in an increase of sales.

         Selling, general and administrative expenses decreased 33% from approximately $868,728 in Fiscal 1998 to approximately $581,940 in Fiscal 1999. This decrease was primarily due to a decrease in commision paid and reduction in expenditure associated with research and development, marketing and consulting fees.

         The Company experienced a net loss of $51,095 before dividend requirements during Fiscal 1999 as compared with net income of $403,508 for Fiscal 1998, before dividend requirements. Continuing its policy of conserving cash to meet operating requirements, the Company declined to accrue a preferred stock dividend for Fiscal 1999.

         It should be noted that the fourth quarter revenue for Fiscal 1999 is $234,715 representing a 79% improvement over third quarter Fiscal 1999 results of $131,146.

         Interest income of approximately $30,742 for Fiscal 1999 was more than the interest income of approximately $24,231 in Fiscal 1998 as a result of higher interest rates, which produced a higher return on investment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. In recent years, the Company has been able to generate sufficient cash flow to support its operating acitivities

         The Company had cash and cash equivalents, of $456,857 as at the end of Fiscal 1999 as compared with $809,268 at the end of Fiscal 1998, resulting in an decrease in these categories of $352,411, primarily due to shifting most of the cash equivalent investments to short term investment instruments. The Company experienced a decrease in trade accounts receivable of $150,161, an decrease in inventory of $75,274 and a decrease in accounts payable of $22,549. The decrease in inventory reflects an inventory writeoff in third quarter Fiscal 1999 and lower production levels. The decrease in accounts payable and receivables were primarily due to lower sales. Prepaid expenses at such dates decreased from $41,268 to $22,588 primarily due to a decrease in commision paid to a marketing consultant..

         The Company expects an increase in chemical inventories in Fiscal 2000 due to the loss of a major customer. The Company is aggressively reengaging the customers , and promotes other business that might be able to use the materials. The Company is also working with its chemical subcontractor to reduce the inventory burden to the company.

         As indicated in Note 2 to these financial statements, no dividend has been accrued for Fiscal 1999 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures referred to hereinabove. The Company anticipates that existing funds will enable it to fund its operating and capital needs through at least October 31, 2000, the end of its current fiscal year, and for some time thereafter. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

FEDERAL INCOME TAXES

         The tax effects of temporary differences that give rise to deferred income tax assets, a corresponding valuation allowance and deferred tax liabilities at October 31, 1999 and October 31, 1998 is presented below.

Deferred tax assets                           October 31, 1999             October 31, 1998
-------------------                           ----------------             ----------------
         Net operating loss                   $1,315,700                      $1,291,700
         Other, Net                               11,200                           9,700

Total deferred tax assets                     $1,326,900                      $1,301,400
         Less Valuation Allowance             (1,326,900)                     (1,301,400)

Net deferred tax asset                              0                              0



         The Company has cumulative net operating loss carry forwards of approximately $3,300,000 for federal income tax purposes which expire between the years 2000 to 2011.

YEAR 2000 ISSUES

         The following is a discussion of the Year 2000 date issue ("Year 2000 issue") as it affects the Company. The Year 2000 issues arises from the fact that many computer programs and embedded chips in other forms of technology use only the last two digits to identify a year in a date field.

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

The Company's contingency plans.

         The Company does not believe it will incur a material financial impact from the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above.

         The foregoing discussion regarding the Year 2000 project's timing, effectiveness, implementation, and cost contains forward-looking statements which are based on management's best estimates derived using assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, the readiness of third parties and the Company's abilities to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruptions, operational problems, financial loss and similar risks.

OTHER

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 13(a)(1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name                        Age               Title
----                        ---               -----
Louis Liang                 55                Interim President/CEO & Director

William J. Ryan             60                Interim Chief Financial Officer, Executive
                                              Vice-President & Director

Douglas B. Kruger           56                Secretary & Director

Vivek Dutta                 51                Director & Chairman of the
                                              Compensation Committee



         Louis Liang has been Interim Chief Executive Officer and President since August 2, 1999. Mr. Liang has been a director since February 1, 1994 and serving as a consultant to the Company since May 1993. He was also Executive Vice President - Strategic Business from May 1994 to September 1995. Mr. Liang has also been active as a technical, business, marketing and management consultant to companies in the Silicon Valley since 1993. He has been employed, since 1972, in various capacities in the electronics and semiconductor industries, including operations, engineering, new venture and business development matters for VLSI Technology, Intel, Fairchild, Raychem and National Semiconductor. Prior thereto, he engaged in research and development in the Aerospace Industry. Mr. Liang has a BA and an MS degrees in Applied Physics from the University of California, San Diego and Santa Barbara campuses, and is a holder of over twenty five (25) patents..

         William J. Ryan has been Interim Chief Financial Officer and Executive Vice President Operations since August 2, 1999. Mr. Ryan has been a Director since February1, 1994 and was also Executive Vice-President -Operations from May 1994 to January 1999. Mr. Ryan has been active as an Executive Management Consultant to several high technology companies since 1992. His responsibilities include market strategy development, product design and implementing cost effective manufacturing processes. He also serves as Director to E-Tech Systems, Inc. since 1996. Prior to becoming engaged in the consulting business, Mr. Ryan was employed at the IBM Corporation for

27 years in various senior engineering and technical management positions. His last assignment with IBM was as Senior Engineering Manager of Advanced Semiconductor Equipment Engineering. Mr. Ryan holds a B.S. degree in Mechanical Engineering from the University of Vermont and has published technical papers and spoken extensively at executive management and technical management seminars. He is a holder of several patents.

         Douglas B. Kruger has been a director since November 1, 1992. On January 18, 1993, Mr. Kruger was elected to serve as Secretary of the Company. Mr. Kruger is presently and has since September, 1991 been an independent business and marketing consultant. Prior thereto, from November, 1988 to its sale in September, 1991, he was the Chief Executive Officer and sole stockholder of Concept Surfaces Corp., a decorative surfacing company located in Florida. Between June, 1964 and November, 1988, he held a variety of positions with the IBM Corporation including as an executive with the International Procurement Group. Currently, Mr. Kruger is also a paid business consultant to the company.

         Vivek Dutta has been a Director and Chairman of the Compensation Committee since October 1999. Dr. Dutta has been a Consultant to the electronics and semiconductor industries since April 1999 and from 1989-1992.He was most recently, Vice President-Worldwide Marketing and Sales for Johnson Matthey. Since 1984 he has been employed in various capacities in engineering, manufacturing, business development and marketing for Cirrus Logic, Fairchild and National Semiconductors. From 1972 to 1981, he worked for Nippon Steel both in Japan and Brazil. At present, he also serves as an Advisor to the Board of the Pacific Institute (MITI Think Tank). He is fluent in Japanese, Portugese, and Indian. He is an expert on Japanese manufacturing and management systems and is active in various professional societies. Dr. Dutta received his MS and Ph.D degrees in Materials Sciences from the University of California in Berkeley and was a graduate from University of Roorkee in India. He is a holder of six (6) patents and has twenty-nine (29) publications in various journals and international conferences.
 .
         Messrs Liang, Ryan, Kruger and Dutta were elected at the last Annual Meeting of Stockholders to serve until the next such Annual Meeting and until his successor has been elected and qualified. On August 2, 1999, Daniel Marinello, resigned as President, CFO, and CEO of the Company. During the meeting of September 8, 1999, Dr. Vivek Dutta was asked to join the Board of Directors by unanimous consent. The Company's executive officers are appointed annually by the Company's directors. Each of the Company's officers continue to serve until their successors have been appointed.

         Under federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5.

ITEM 10.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows compensation paid by the Company for services rendered during Fiscal Years 1999, 1998 and 1997 for Daniel
A. Marinello, who was the Chief Executive Officer and President and Chief Operating Officer at the end of fiscal years 1997, 1998 and through August 2, 1999. No other executive officers of the Company received salary and bonus compensation which exceeded $100,000 in such fiscal years.

                           SUMMARY COMPENSATION TABLE

Name and                                                                                         All other
Principal Position                  Year                      Salary            Options          compensation
------------------                  ----                      ------            -------          ------------

                                                                                <C
Daniel Marinello,                   1999                      ------            ------           $103,781(1)
Chief Executive Officer,            1998                      ------            150,000          $205,914(1)
President & Chief Financial         1997                      ------            ------           $161,256(1)
 Officer



(1)      Comprised of commissions and royalties.


EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND MESSRS. LIANG AND RYAN

         The Company and Messrs. Liang and Ryan, its two highest ranking executive officers, as a team (the "Team"), are parties to an Executive Employment Agreement (the "Employment Agreement"). The initial term of the Employment Agreement was a three year period commencing November 1, 1994 and ending October 31, 1997, for the team consisting of Liang, Ryan and Marinello. The Employment Agreement currently is automatically renewed for annual consecutive renewal periods of one year each unless terminated by notice of non-renewal sent either by the Company or the Team, at least sixty (60) days prior to the expiration of any renewal term; provided, however, that the Company may terminate the Employment Agreement in the event that its net profits after taxes during the preceding twelve (12) months is either a negative number or does not equal or exceed at least $150,000 more than the Company's net profits after taxes for the prior twelve (12) month period, or its sales do not show at least a fifteen percent (15%) increase between periods.

         The Employment Agreement provides that the Team shall receive, allocated among them, an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. Consequently, the gross sales component of compensation is divided among Messrs. Liang and Ryan in the amounts of 10% and 3.0%, respectively, beginning August 2, 1999. The Team has decided to contribute the remaining 2% to employees as an incentive for their active participation in promoting sales for the Company. The 10% of the first million dollars in pre-tax profits is apportioned 6.25% and 3.75%, respectively, and maintained in the same ratio, as such percentage may be reduced.

         The Team is required to assign to the Company a two-thirds interest in any patents or other intellectual property created by it which is used in the Company's business. The Company is required to pay the Team a royalty computed by 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. The royalty is divided among Messrs. Ryan and Liang in the amounts of 2 1/2% and 2 1/2%, respectively. Mr. Liang continues to receive royalty payments since he consults for the Company on intellectual property matters. In the event of termination of the Employment Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team (Liang, Marinello and Ryan) an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents. During Fiscal 1999, aggregate royalties of approximately $3,000 were paid to the Team pursuant to the Employment Agreement.

1983 AND 1985 STOCK OPTION PLANS

         Under the Company's Amended 1983 Stock Option Plan and 1985 Stock Option Plan (the "Plans"), officers and other key employees who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 700,000 shares of the Company's Common Stock. The Plans also provide for the issuance of stock appreciation rights in connection with the granting of stock options. The Plans are administered by a stock option committee of the Board of Directors. No options were granted under the Plans in Fiscal 1999.

1994 STOCK OPTION PLAN

         Under the Company's 1994 Stock Option Plan (the "1994 Plan"), a total of 6,300,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees ("Eligible Participants"). Both incentive stock options and nonstatutory stock options may be granted under the 1994 Plan to Eligible Participants, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. The term of any option may not exceed ten years from the date of grant. No options were granted under the 1994 Plan in Fiscal 1999.
         On September 8, 1999, the Board granted incentive & stock options to executives as follows: Louis Liang-300,000 shares, William J. Ryan-100,000 shares and Douglas B. Kruger-100,000 shares. The shareholders subsequently approved the grant of the options on December 6, 1999.

                          OPTION GRANTS IN FISCAL 1999

         No other options were granted to the named executive officer in Fiscal 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTIONS VALUES

         The following table sets forth information concerning exercise of options and all unexercised options (whether or not issued under one of the Company's Plans) held by the named executive officer at October 31, 1999:

There was no exercise of stock options by the named executive officer, Daniel Marinello during Fiscal 1999.

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

NAME AND ADDRESS                            AMOUNT AND NATURE OF               PERCENT OF
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP               CLASS
-------------------                         --------------------               -----

Kenneth J. Koock                              3,309,846(3)(9)                  13.9%
2 Robin Hill Road
North Caldwell, NJ 07006

Louis Liang(3)                                1,535,000(5)                      6.4%

William J. Ryan(3)                            1,300,000(6)                      5.4%

Douglas Kruger(3)                               675,000(7)                      2.8%

Vivek Dutta(3)                                  100,000                         Less than 1%

All officers and directors as a group         3,610,000                        15.1%

(1) Based on a total of 23,794,598 shares of Common Stock issued and outstanding as of October 31, 1998.

(2) All shares are owned directly, except for 50,000 shares held by custodian for a family member of Mr. Koock and 100,000 shares owned by Mr. Koock's spouse which are included in this total; he disclaims beneficial ownership of such share as well as of any shares which may be owned by other officers and/or stockholders of M.H. Meyerson & Co.

(3)      Address is c/o of the Company.

(4)      Exercisable only after one (1) year.

(5)      Includes presently exercisable options to acquire 1,000,000 shares.

(6)      Includes presently exercisable options to acquire 1,075,000 shares.

(7)      Includes presently exercisable options to acquire 125,000 shares.

(8) Includes 3,550,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options (both qualified under the Plans and non-qualified options issued apart from such Plans) by the officers and directors as a group.


(9) Information regarding Mr. Koock's Amount of Beneficial Ownership was unavailable at time of filing.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since November 1, 1994 Messrs. Marinello and Ryan have been employed under an Employment Agreement. (See "Executive Compensation"). During Fiscal 1999, the Company paid aggregate commissions of approximately $138,000 to Messrs. Marinello and Ryan pursuant to the Employment Agreement. In addition, pursuant to the 1994 Stock Option Plan the Company granted each such individual options to acquire one million share of Common Stock at a price of $.125 per share. Mr. Liang, who was formerly an employee of and is currently a consultant to the Company and a director, also received options to acquire one million shares.

         Messrs. Marinello, Liang and Ryan have been jointly engaged in a plan of activity designed to establish and expand the patent and other intellectual property coverage afforded the Company's products and developments. While the applications are filed in the names of the individuals, they have agreed to a sign a two-thirds interest therein to the Company when any patents issue. The Company has been paying filing fees and fees of patent counsel in connection with this endeavor.

         On November 7, 1994, the Board of Directors of the Company adopted a form of Indemnity Agreement to be entered into with all executive officers and directors of the Company, providing for indemnification to be made to them for expenses and liabilities relating to their services for the Company, to the fullest extent permitted under Delaware law.

         On September 8, 1999, the Board of Directors adopted a compensation package for outside directors in order to attract highly qualified candidates to serve on the board. This resolution was subsequently approved by the shareholders on December 6, 1999.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:

         1.    Financial Statements:.....................................Page
                      Report of Independent Auditors.....................  F-1
                      Balance Sheet as of October 31, 1999...............  F-2
                      Statements of Operations for the Years
                               ended October 31, 1999 and 1998...........  F-4
                      Statements of Capital for the Years
                               ended October 31, 1999 and 1998...........  F-5
                      Statements of Cash Flows for the Years
                               ended October 31, 1999 and 1998...........  F-6
                      Notes to Financial Statements......................  F-7

         2.    Exhibits Filed Herewith

               23     Consent of Ernst & Young LLP

               27     Financial Data Schedule

         3.    Exhibits and Index:

         The following were filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-86754) and are incorporated by reference herein:

               10.7   1994 Stock Option Plan.

               10.8 Form of Employment Agreement between the Company and executive team of Messrs. Marinello, Liang and Ryan.

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

               10(a) Reseller Agreement between the Company and Moore U.S.A., Inc., dated September 2, 1997.

               10(b)  Amendment to Reseller Agreement dated September 24,
1997.

               10(c) Technology License Agreement between the Company and Moore U.S.A., Inc. dated September 2, 1997.

(b)      Reports on Form 8-K:

         There was a Form 8-K filed on August 6, 1999. The purpose of that 8-K was to announce the resignation of Dan Marinello as President, CEO, CFO and Director of the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  1/25/2000                            ANGSTROM TECHNOLOGIES, INC.
      ----------

                                            /s/ Louis Liang
                                            -----------------------------------
                                            By: Louis Liang
                                            Louis Liang, Interim President,
                                            Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                          TITLE                            DATE

/s/ Louis Liang                                                   1/25/2000
______________________              Interim President, Chief    ________________
Louis Liang                         Executive Officer and
                                    Director

/s/ William J. Ryan                                               1/25/2000
______________________              Interim Chief Financial     ________________
William J. Ryan                     Officer, Executive Vice-
                                    President and Director

/s/ Douglas B. Kruger                                             1/25/2000
______________________              Secretary and Director      ________________
Douglas B. Kruger

/s/ Vivek Dutta                                                   1/25/2000
______________________             Chairman of the              ________________
Vivek Dutta                        Compensation Committee
                                   and Director

                              Financial Statements

                           Angstrom Technologies, Inc.

                                   Years ended
                            October 31, 1999 and 1998
                       with Report of Independent Auditors

                           Angstrom Technologies, Inc.

                              Financial Statements

                      Years ended October 31, 1999 and 1998





                                    CONTENTS

Report of Independent Auditors ..........................................F - 1

Audited Financial Statements

Balance Sheet............................................................F - 2
Statements of Operations.................................................F - 4
Statements of Capital ...................................................F - 5
Statements of Cash Flows  ...............................................F - 6
Notes to Financial Statements ...........................................F - 7

                         Report of Independent Auditors

The Board of Directors
Angstrom Technologies, Inc.

We have audited the accompanying balance sheet of Angstrom Technologies, Inc. as of October 31, 1999, and the related statements of operations, capital and cash flows for each of the two years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstrom Technologies, Inc. at October 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                              ERNST & YOUNG LLP



Cincinnati, Ohio
December 9, 1999



                           Angstrom Technologies, Inc.
                                  Balance Sheet
                                October 31, 1999


ASSETS
Current assets:
   Cash and cash equivalents                                                                 $   456,857
   Short-term investments                                                                        511,346
   Accounts receivable, less allowance for bad debts of $10,000                                   59,287
   Inventories:
     Finished goods                                                                              108,628
     Work in process                                                                               6,097
     Raw materials and parts                                                                     650,086
                                                                                          ------------------
                                                                                                 764,811
   Prepaid expenses                                                                               13,981
                                                                                          ------------------
Total current assets                                                                           1,806,282

Furniture and equipment, at cost                                                                 178,722
   Less accumulated depreciation                                                                 162,864
                                                                                          ------------------
Net furniture and equipment                                                                       15,858

Patents, less accumulated amortization of $25,570                                                141,310
                                                                                          ------------------

Total assets                                                                                  $1,963,450
                                                                                          ==================






                           Angstrom Technologies, Inc.
                            Balance Sheet (continued)



LIABILITIES AND CAPITAL
Current liabilities:
   Accounts payable                                                                               $    20,636
   Accrued liabilities                                                                                 52,847
   Customer deposits                                                                                   27,535
   Debt due within one year                                                                             5,911
                                                                                                  -----------
Total current liabilities                                                                             106,929


Capital:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, 1,266,120 issued and outstanding (liquidation preference of $2.00
     per share)                                                                                     2,082,398
   Common stock, $.01 par value; 45,000,000 shares authorized,
     23,794,598 shares issued and outstanding                                                         237,946
   Additional paid in capital                                                                       5,110,165
   Accumulated deficit                                                                             (5,573,988)
                                                                                                  -----------
Net capital                                                                                         1,856,521
                                                                                                  -----------

Total liabilities and capital                                                                     $ 1,963,450
                                                                                                  ===========


















See accompanying notes.




                           Angstrom Technologies, Inc.
                            Statements of Operations


                                                                          YEAR ENDED OCTOBER 31
                                                                        1999                 1998
                                                                 ----------------------------------

Net sales                                                         $    936,587         $  1,968,032

Cost of sales                                                          444,980              713,401
                                                                 ----------------------------------
Gross profit                                                           491,607            1,254,631

Selling, general and administrative expenses                           581,940              868,728
Interest expense                                                         2,900                6,626
Interest income                                                        (30,742)             (24,231)
Dividend income                                                        (11,346)                --
                                                                 ----------------------------------
                                                                       542,752              851,123
                                                                 ----------------------------------

Net (loss) income                                                      (51,145)             403,508
                                                                 ----------------------------------

Less dividend requirement on preferred stock                          (202,579)            (207,077)
                                                                 ----------------------------------

Net (loss) income applicable to common stock                      $   (253,724)        $    196,431
                                                                 ==================================

NET (LOSS) INCOME PER COMMON SHARE (BASIC AND DILUTED)
                                                                  $      (0.01)        $       0.01
                                                                 ==================================

Weighted average number of shares outstanding                       23,724,864           23,449,728
                                                                 ==================================















See accompanying notes.


                                                              Angstrom
                                                         Technologies, Inc.
                                                        Statements of Capital



                                         PREFERRED STOCK              COMMON STOCK           ADDITIONAL
                                   ------------------------------------------------------      PAID IN     ACCUMULATED        NET
                                     SHARES        AMOUNT         SHARES        PAR VALUE      CAPITAL       DEFICIT       CAPITAL
                                   ------------------------------------------------------------------------------------------------

Balance at October 31, 1997        1,335,990    $ 2,197,684     23,255,118   $   232,552   $ 4,973,523   $(5,926,351)   $ 1,477,408
   Conversion of preferred stock     (41,760)       (68,904)       167,040         1,670        67,234                         --
   Exercise of stock options                                       215,000         2,150        18,975                       21,125
   Net income                                                                                                403,508        403,508
                                   ------------------------------------------------------------------------------------------------
Balance at October 31, 1998        1,294,230      2,128,780     23,637,158       236,372     5,059,732    (5,522,843)     1,902,041
   Conversion of preferred stock     (28,110)       (46,382)       112,440         1,124        45,258                         --
   Exercise of stock options                                        45,000           450         5,175                        5,625
   Net loss                                                                                                  (51,145)       (51,145)
                                   ------------------------------------------------------------------------------------------------
Balance at October 31, 1999        1,266,120    $ 2,082,398     23,794,598   $   237,946   $ 5,110,165   $(5,573,988)   $ 1,856,521
                                   ================================================================================================




See accompanying notes.




                                                     Angstrom Technologies, Inc.
                                                      Statements of Cash Flows


                                                                                 YEAR ENDED OCTOBER 31
                                                                               1999                 1998
                                                                        -----------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                          $ (51,145)           $ 403,508
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                            45,984               48,257
     Changes in operating assets and liabilities:
       Accounts receivable                                                   150,161              (75,852)
       Interest receivable                                                      --                  1,207
       Inventories                                                            75,274             (203,049)
       Prepaid expenses                                                        8,607               18,680
       Accounts payable                                                      (22,548)             (42,807)
       Accrued liabilities                                                   (18,580)               1,484
       Customer deposits                                                      27,534                 --
                                                                        -----------------------------------
Net cash provided by operating activities                                    215,287              151,428

INVESTING ACTIVITIES
Purchases of furniture and equipment                                          (4,902)             (14,155)
Proceeds from sale of available-for-sale investments                            --                613,380
Changes in short term investments                                           (511,346)                --
Capitalization of patents                                                    (23,975)              (6,247)
                                                                        -----------------------------------
Net cash (used in) provided by investing activities                         (540,223)             592,978

FINANCING ACTIVITIES
Proceeds from stock option exercises                                           5,625               21,125
Principal repayments of long-term debt                                       (33,100)             (29,375)
                                                                        -----------------------------------
Net cash used by financing activities                                        (27,475)              (8,250)
                                                                        -----------------------------------

Net (decrease) increase in cash and cash equivalents                        (352,411)             736,156
Cash and cash equivalents at beginning of year                               809,268               73,112
                                                                        -----------------------------------
Cash and cash equivalents at end of year                                   $ 456,857            $ 809,268
                                                                        =================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                                     $   2,900            $   6,626
Conversion of preferred stock to common stock                              $  46,382            $  68,904



See accompanying notes.

                           Angstrom Technologies, Inc.
                          Notes to Financial Statements

                            October 31, 1999 and 1998

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

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

         PATENTS

         The Company has been awarded eight patents from the U.S. Patent office. The legal fees associated with the application and approval of these patent applications for U.S. and foreign patents have been capitalized. These patent costs are being amortized over a life not to exceed 20 years which is deemed to be the economic life of the patents.

         CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 1   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET (LOSS)/INCOME PER COMMON SHARE

         Calculations of net (loss)/income per common share are based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding was 23,724,864 for 1999 and 23,449,728 for 1998.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements under SFAS No. 123.

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

         NOTE 2 INVESTMENTS

         All investments at October 31, 1999, consist of an Institutional Fund which is comprised of U. S. Government and agency issues, $89,997, Commercial Paper, $148,802, repurchase agreements, $27,613, certificates of deposit, $79,770, bank and corporate notes, $133,973, and other assets, $31,191. The investments are classified as held to maturity. All investments inside the fund mature within one year and are carried at market value which approximates cost at October 31, 1999.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 3   PREFERRED STOCK

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

         In 1999 and 1998, Management has determined that available funds are more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividends will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1999 ($1,126,772) and 1998 ($924,193), in arrears. No dividend has been accrued for the year ended October 31, 1999 and 1998. The amount that would have been recorded at October 31, 1999 and 1998, if a dividend had been declared, would have been $202,579 and $207,077, respectively. The preferred stock is subject to redemption at the company's option at $2.00 per share on 30-60 days written notice, provided that the closing high bid price for common stock shares is at least $1.00 per share for 10 consecutive trading days.


NOTE 4   LONG-TERM DEBT

         Long-term debt at October 31, 1999 consists of the following:

         Promissory note, payable in monthly installments through
            January 1, 2000, imputed at an annual rate of 12%                         $5,911
         Less current maturates                                                        5,911
                                                                                      ------

         Total long term debt                                                         $ --
                                                                                      ======

         The required payments of principal subsequent to October 31, 1999 are $5,911 for 1999.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 5   RESEARCH AND DEVELOPMENT COSTS

         Research and development costs charged to expense during the fiscal years ended October 31, 1999 and 1998 were approximately $162,000 and $206,000, respectively.


NOTE 6   LEASES

         Minimum future rental payments under commitments for noncancelable operating leases in effect at October 31, 1999, principally for facilities is:

                          1999                        $ 2,522
                          2000
                                                       15,132
                          2001                         15,132
                          2002                          6,305
                                                    ---------

                                                     $ 39,091
                                                     ========


         Total rent expense under operating leases was $25,509 and $25,794 for the years ended October 31, 1999 and 1998, respectively.


NOTE 7   STOCK OPTION PLANS

         Under the Company's Amended 1983 Stock Option Plan and 1985 Stock Option Plan (the Plans), officers and other key employees who perform services on behalf of the Company may be granted either non-qualified stock options of incentive stock options for the purchase of up to 700,000 shares of the Company's common stock. The Plans also provide for the issuance of stock appreciation rights in connection with the granting of stock options. Option prices may not be less than 100% of the fair market value of the common stock on the date of grant and unexercised options expire not more than 10 years from date of grant. The Plans are administered by a Stock Option Committee (the Committee) of the Board of Directors. Subject to the guidelines of the Plans, the Committee determines who options will be grants to, the type of options to be granted, the number of shares, the option price per share, and the time when the options may be exercised.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 7   STOCK OPTION PLANS (CONTINUED)

         Under the 1994 Plan, a total of 6,300,000 shares are reserved for issuance to employees, including directors and officers who may not be salaried employees, ("Eligible Participants"). The 1994 Plan provides that the number of shares subject thereto and outstanding options and their exercise prices, are to be appropriately adjusted for mergers, consolidations, recapitalizations, stock dividends, stock splits or combination of shares. Shares allocated to options and stock appreciation rights which have terminated for reasons other than the exercise thereof may be reallocated to other options and/or stock appreciation rights. Ratification and approval of the 1994 Plan with stockholders also constituted ratification and approval of the options to be granted thereunder to the Company's executive officers and directors.

         Certain key executives (the Team) received grants under the 1994 Stock Option Plan to acquire one million shares of the common stock of the Company at a price per share equal to $.125. Such options are exercisable to the extent of 500,000 shares immediately, an additional 250,000 on the first anniversary of the date of grant and the balance of 250,000 shares exercisable from and after the second anniversary of the date of grant, with such options expiring ten years from the date of grant unless sooner terminated in accordance with its provisions. Subsequent to October 31, 1999, 900,000 of these options were returned to the Plan.

         Options expire through 2007 based upon the date of grant. Changes in options outstanding under the Plans are as follows:

                                                                                    STOCK OPTION
                                                            SHARES                  PRICE RANGE
                                                       ------------------------------------------

         Balance at October 31, 1997                     3,595,000                $0.01 to $.438
            Granted                                              0
            Exercised                                     (215,000)
                                                       --------------
         Balance at October 31, 1998                     3,380,000                $0.01 to $.438
            Granted                                        535,000                     $0.17
            Exercised                                      (45,000)
                                                       ==============
         Balance at October 31, 1999                     3,870,000                $0.01 to $.438
                                                       ==============

         At October 31, 1999, 6,800,000 shares of common stock are reserved for issuance under the Plans.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 7   STOCK OPTION PLANS (CONTINUED)

         At a special meeting of the Company's Shareholders on January 20, 1992, options were granted outside of the Company's stock option plans to the chief executive officer to purchase 400,000 shares of common stock for $.0125 per share. Subsequent to October 31, 1999, these options were retired.

         At a special meeting of the Board of Directors on September 14, 1993, options were granted outside of the Company's stock option plans to the Team to purchase a total of 300,000 shares of common stock at an option price of $0.125 per share for a period expiring September 14, 2002. In 1997, 100,000 of these options were exercised. Subsequent to October 31, 1999, 200,000 of these options were returned in exchange for options in the registered plans.

         At October 31, 1999, 35,000 of the outstanding stock options are exercisable starting on September 9, 2000 and after. All remaining stock options are exercisable immediately.

         As permissible under Statement of Financial Accounting Standards No. 123, the Company accounts for stock options granted as prescribed by Accounting Principles Board Opinion No. 25, which recognizes compensation cost based upon the intrinsic value of the equity award. The option price under the plans equals or exceeds the fair market value of the common shares on the date of the grant and, accordingly, no compensation cost have been recognized.

         The following table represents pro-forma net income (loss) per share had the Company elected to account for the options under the fair-value-based method. In estimating the pro-forma compensation expense for each option granted during 1999 and 1998, the Company used the Black Scholes option pricing model, a risk-free interest rate of 8%, expected dividend yield of zero, expected option lives of 5 years, and expected volatility of 79.4%.

                                                                 1999                1998
                                                            ----------------    ---------------

         Net (loss) income applicable to common stock as
              reported                                        $  (253,724)        $   196,431
         Pro-forma net (loss) income                          $  (314,924)        $   196,431
         Net (loss) income per common share as reported       $     (0.01)        $      0.01
         Pro-forma net (loss) income per common share         $     (0.01)        $      0.01


                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 8   FEDERAL INCOME TAXES

         Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. The tax effects of temporary differences at October 31, 1999 is presented below:

           Deferred tax assets:
             Net operating loss                                 $ 1,315,700
             Other, net                                              11,200
                                                              ----------------
           Total deferred tax assets                              1,326,900
           Less: valuation allowance                             (1,326,900)
                                                              ================
           Net deferred tax asset                               $      --
                                                              ================

         The Company has cumulative net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes which expire in the years 2000 to 2019.

         The reconciliation of income tax at the U.S. Federal statutory rate to income tax expense:

                                                                                YEAR ENDED OCTOBER 31
                                                                              1999                 1998
                                                                         -------------------------------

         Tax at U.S. statutory rate                                       $ (18,000)            $ 160,000
         Tax benefit of net operating loss carryforward                        --                (160,000)
         Loss for which benefit not provided                                 18,000                  --
                                                                         ===========             =========
         Actual tax provision                                             $    --               $    --
                                                                         ===========             =========

NOTE 9   RELATED PARTY TRANSACTIONS

         During the fiscal year ended October 31, 1999 the Company paid approximately $138,000 ($293,000 in 1998) in commissions to the Team in accordance with the employment agreements with the Team which provides that the Team receive an aggregate of 15% of gross sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. The Company paid consulting fees of approximately $8,000 in 1999 ($22,000 in 1998) to various members of the Board of Directors and/or Corporate Officers or to entities controlled by them.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 9   RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company is required to assign to the Team a 1/3rd interest in any patents or other intellectual property created by the Team which is used in the Company's business. The Company is required to pay the Team a royalty computed at 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. In the event of termination of the Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents. During the year ended October 31, 1999 the Company paid royalties of approximately $3,000 to the Team ($6,000 in 1998).


NOTE 10  SIGNIFICANT CUSTOMERS

         Customers in excess of 10% of net sales for each respective year is as follows:

                                                    YEAR ENDED OCTOBER 31
                                                    1999             1998
                                               ---------------- ----------------

Customer A                                            18%              60%
Customer B                                            26%              14%


NOTE 11  YEAR 2000 ISSUE (UNAUDITED)

         The Company has implemented a plan to modify its information technology to be ready for the Year 2000. Management estimates that amounts spent on Year 2000 issues will not have a material impact on the financial position of the Company or the results of its operations.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 12  BASIC AND DILUTED INCOME PER SHARE

         The computation of basic and diluted earnings per share is shown below:

                                                                                   OCTOBER 31,
                                                                               1999           1998
                                                                       ------------------------------
         Numerator:

         Net (loss) income                                              $    (51,145)   $    403,508
         Preferred stock dividend requirement                               (202,579)       (207,077)
                                                                       ------------------------------

         Number for basic income per share - net (loss)
          income applicable to common stock                                 (253,724)        196,431

         Effect of dilutive securities - preferred stock dividends
           and adjustments resulting from assumed conversions                   --              --
                                                                       ------------------------------

         Numerator for diluted income per share - net (loss)
          income applicable to common stock after assumed
          conversion                                                    $   (253,724)   $    196,431
                                                                       =============================

         Denominator:

         Denominator for basic income per share - weighted
           average shares outstanding                                     23,724,864      23,449,728

         Effect of dilutive securities:
            Convertible preferred stock                                         --              --
            Assumed issuance of stock under stock
               Plans based on treasury stock method                             --         2,134,827
                                                                       ------------------------------

         Denominator for diluted income per share -
            weighted average shares outstanding and
            impact of dilutive securities                                 23,724,864      25,584,555
                                                                       =============================

         Basic (loss) income per common share                           $       (.01)   $        .01
                                                                       =============================

         Diluted (loss) income per common share                         $       (.01)   $        .01
                                                                       =============================


                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)


NOTE 12  BASIC AND DILUTED EARNINGS PER SHARE (CONTINUED)

         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock (5,064,480 and 5,176,920 shares at October 31, 1999 and 1998, respectively) and options outstanding (3,870,000 at October 31, 1999).