Form 10QSB
period 2000-01-31
ANGSTROM TECHNOLOGIES INC
filed 2000-03-08
CIK 725774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                        Commission file number: 0-12646

                          ANGSTROM TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                       31-1065353
-------------------------------              -----------------------------------
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

                               Yes  X     No
                                   ---       ---
As of January 31, 2000, 23,794,598 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                           ANGSTROM TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


Part I.     Financial Information                                       Page No.
                                                                        --------

            Item 1.     Financial Statements:

                        Balance Sheets as of January 31, 2000                2-3
                        and October 31, 1999

                        Statements of Operations for the Quarters              4
                        Ended January 31, 2000 and 1999

                        Statements of Cash Flows for the Three                 5
                        Months Ended January 31, 2000 and 1999

                        Notes to Financial Statements                        6-8

            Item 2.     Management's Discussion and Analysis of             9-10
                        Financial Condition and Results of Operations

Part II.    Other Information

            Item 4.     Submission of Matters to a Vote of Security Holders   10

            Item 6.     Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                                    11

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                                 BALANCE SHEETS
                                 --------------



                                                                        JAN. 31,                 OCT. 31,
                                                                        --------                 --------
                                                                          2000                     1999
                                                                          ----                     ----
                                                                       (UNAUDITED)                (NOTE)
ASSETS
Current assets:
      Cash and cash equivalents                                            $   296,253              $   456,857
      Short-term investments                                                   518,500                  511,346
      Accounts receivable, less bad debt $10,000                               183,232                   59,287
      Inventories:
           Finished goods                                                      108,072                  108,628
           Work in process                                                       7,622                    6,097
           Raw materials and parts                                             673,605                  650,086
                                                                  ---------------------    ---------------------
                                                                               789,299                  764,811
      Prepaid expenses                                                          20,675                   13,981
                                                                  ---------------------    ---------------------
Total current assets                                                         1,807,959                1,806,282

Furniture and equipment, at cost                                               179,275                  178,722
      Less: accumulated depreciation                                           165,128                  162,864
                                                                  ---------------------    ---------------------
Net furniture and equipment                                                     14,147                   15,858

Patents, less accumulated amortization of $27,718                              148,463                  141,310
                                                                  ---------------------    ---------------------

Total assets                                                               $ 1,970,569              $ 1,963,450
                                                                  =====================    =====================


NOTE: The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                    ANGSTROM TECHNOLOGIES, INC.
                    ---------------------------
                    BALANCE SHEETS (CONTINUED)
                    --------------------------


                                                                          JAN. 31,                 OCT. 31,
                                                                          --------                 --------
                                                                            2000                     1999
                                                                            ----                     ----
                                                                         (UNAUDITED)                (NOTE)
LIABILITIES AND CAPITAL
Current liabilities:
      Accounts payable                                                       $    34,733              $    20,636
      Accrued liabilities                                                         58,415                   52,847
      Customer deposits                                                                -                   27,535
      Long-term debt due within one year                                               -                    5,911
                                                                    ---------------------    ---------------------
Total current liabilities                                                         93,148                  106,929



Capital:
      Preferred stock, $.01 par value; 5,000,000 shares
        authorized, 1,294,230 issued and outstanding
        (liquidation preference of $2.00 per share)                            2,082,398                2,082,398
      Common stock, $.01 par value; 45,000,000
        shares authorized, 23,637,158 shares issued
        and outstanding                                                          237,946                  237,946
      Additional paid in capital                                               5,110,165                5,110,165
      Accumulated deficit                                                     (5,553,088)              (5,573,988)
                                                                    ---------------------    ---------------------
Net capital                                                                    1,877,421                1,856,521
                                                                    ---------------------    ---------------------

Total liabilities and capital                                                $ 1,970,569              $ 1,963,450
                                                                    =====================    =====================


NOTE: The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for completefinancial statements. See accompanying notes.

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                  (UNAUDITED)
                                  -----------




                                               THREE MONTHS ENDED                AUG. 1, 1999 TO         YEAR ENDED
                                        --------------------------------         ---------------        -----------
                                        JANUARY 31,          JANUARY 31,           OCTOBER 31,          OCTOBER 31,
                                        -----------          -----------           -----------          -----------
                                            2000                 1999                 1999                  1999
                                            ----                 ----                 ----                  ----
Net sales                                $ 291,242            $ 414,694            $ 236,844             $ 936,587

Cost of sales                              100,902              122,394               92,628               444,980
                                     -------------------  -------------------   ------------------   -------------------

Gross profit                               190,340              292,300              144,216               491,607

Selling, general and
      administrative expenses              118,378              124,044              120,202               407,701
Research and development
      expense                               61,500               44,638               43,351               174,239
Interest expense                                89                1,092                  351                 2,900
Interest income                             (3,371)             (10,664)              (3,710)              (30,742)
Dividend income                             (7,154)                   -               (6,531)              (11,346)
                                     -------------------  -------------------   ------------------   -------------------
                                           169,442              159,110              153,663               542,752
                                     -------------------  -------------------   ------------------   -------------------

Net income (loss)                           20,898              133,190               (9,447)              (51,145)
Less dividend requirement
      on preferred stock                   (50,645)             (51,769)             (58,773)             (202,579)
                                     -------------------  -------------------   ------------------   -------------------

Net income (loss) applicable
      to common stock                      (29,747)              81,421              (68,220)             (253,724)

Net income (loss) per
      common share                      $        -           $        -           $        -            $    (0.01)
                                     ===================  ===================   ==================   ===================

Weight average number
      of shares outstanding             23,794,598           23,280,918           23,794,598            23,724,864
                                     ===================  ===================   ==================   ===================


                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                    THREE MONTHS ENDED               AUG. 1, 1999 TO     YEAR ENDED
                                                    ------------------               ---------------     ----------
                                              JANUARY 31,         JANUARY 31,          OCTOBER 31,       OCTOBER 31,
                                              -----------         -----------          -----------       -----------
OPERATING ACTIVITIES                              2000               1999                1999               1999
                                                  ----               ----                ----               ----
Net income (loss)                              $  20,898        $   133,190          $  (9,447)          $ (51,145)
Adjustment to reconcile net income to
     net cash (used in) provided by
     operating activities:
        Depreciation and amortization              4,412             11,263             11,691              45,984
        Changes in operating assets
          and liabilities:
           Accounts receivable                  (123,945)           139,197             (3,814)            150,161
           Inventory                             (24,488)               270             22,204              75,274
           Prepaid expenses                       (6,694)            (2,676)             8,674               8,607
           Accounts payable                       14,098             (3,402)             3,807             (22,548)
           Accrued liabilities                     5,569            (20,887)             1,773             (18,580)
           Customer deposits                     (27,535)                 -             27,534              27,534
                                         ----------------   ----------------    ---------------    ----------------
Net cash (used in) provided by
     operating activities                       (137,685)           256,955             62,422             215,287
INVESTING ACTIVITIES
Purchases of furniture and equipment                (553)            (1,032)            (2,268)             (4,902)
Changes in short-term investments                 (7,154)                 -             (6,531)           (511,346)
Capitalization of patents                         (9,301)              (954)           (15,216)            (23,975)
                                         ----------------   ----------------    ---------------    ----------------
Net cash used in investing activities            (17,008)            (1,986)           (24,015)           (540,223)
FINANCING ACTIVITIES
Proceeds from stock option exercises                                                                        5,625
Principal repayments of long-term debt            (5,911)            (7,908)            (8,649)            (33,100)
                                         ----------------   ----------------    ---------------    ----------------
Net cash used in financing activities             (5,911)            (7,908)            (8,649)            (27,475)
                                         ----------------   ----------------    ---------------    ----------------

Net increase (decrease) in cash                 (160,604)           247,061             29,758            (352,411)
Cash and cash equivalents at
     beginning of period                         456,857            809,268            427,099             809,268
                                         ----------------   ----------------    ---------------    ----------------
Cash and cash equivalents at
     end of period                             $ 296,253        $ 1,056,329          $ 456,857           $ 456,857
                                         ================   ================    ===============    ================

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                         $      89        $     1,092          $     351           $   2,900
Conversion of preferred stock
      to common stock                                                                                    $  46,382

                                      -5-



                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2000 is not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

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

Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1999 ($1,126,772) and 1998 ($924,193), in arrears. No dividend was accrued for the years ended October 31, 1999 and 1998. The amount that would have been accrued at October 31, 1999 and 1998, if a dividend had been recorded, would have been $202,579 and $207,077, respectively ($.16 per preferred stock share outstanding at November 1, 1999 and 1998). No dividend has been accrued for the three month period ended January 31, 2000. The amount that would have been accrued at January 31, 2000 and 1999, if a dividend had been recorded, would have been $50,645 and $51,769 respectively.

Note 4 On December 3, 1993, the shareholders of the Company approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock to 45,000,000 from 25,000,000, increasing the authorized number of preferred stock to 5,000,000 from 2,000,000 and reducing the par value of the preferred stock to $.01 per share from $10.00 per share.

         On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock. The Class A purchase warrant expired on December 12, 1998. There were no preferred stock conversions for the three months ended January 31, 2000. The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,588,460.

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                           NOTES TO FINANCIAL STATEMENTS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                        THREE MONTHS ENDED
                                               ------------------------------------      AUG. 1, 1999 TO     YEAR ENDED
                                                 JANUARY 31,                             OCTOBER 31,         OCTOBER 31,
                                                    2000                1999                1999                1999
                                               ----------------    ----------------    ----------------    ---------------
Numerator:

Net income (loss)                                     $ 20,898           $ 133,190            $ (9,447)         $ (51,145)
Preferred stock dividend requirement                   (50,645)            (51,769)            (58,773)          (202,579)
                                               ----------------    ----------------    ----------------    ---------------

Numerator for basic earnings per
     share - net income
     (loss) applicable to common stock                 (29,747)             81,421             (68,220)          (253,724)

Effect of dilutive securities - preferred
     stock dividends and adjustments
     resulting from assumed conversion                       -                   -                   -                  -
                                               ----------------    ----------------    ----------------    ---------------

Numerator for diluted earnings per
     share - net income (loss) applicable to
     common stock after assumed conversion           $ (29,747)           $ 81,421           $ (68,220)        $ (253,724)
                                               ================    ================    ================    ===============

Denominator:

Denominator for basic earnings per
     share - weighted average shares
     outstanding                                    23,794,598          23,280,918          23,794,598         23,724,864

Effect of dilutive securities:
     Convertible preferred stock
     Assumed issuance of stock under stock
       option plans based on treasury
       stock method                                          -           1,749,121                   -                  -
                                               ----------------    ----------------    ----------------    ---------------

Denominator for diluted earnings per share -
     weighted average shares outstanding and
     impact of dilutive securities                  23,794,598          25,030,039          23,794,598         23,724,864
                                               ================    ================    ================    ===============

Basic earnings (loss) per share                        $ (0.00)             $ 0.00             $ (0.00)           $ (0.01)
                                               ================    ================    ================    ===============

Fully diluted earnings (loss) per common share         $ (0.00)             $ 0.00             $ (0.00)           $ (0.01)
                                               ================    ================    ================    ===============

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 5   (continued)
         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock (5,064,480 and 5,343,960 shares at January 31, 2000 and 1999, respectively) .

Note 6 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 7 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at January 31, 2000 and October 31, 1999 are presented below:


                                                                  January 31,                 October 31,
                                                                      2000                        1999
                                                                 ---------------             -------------

           Deferred tax assets:
                Net operating loss                                   $1,311,700                $1,315,700
                Other, net                                               11,600                    11,200
                                                                     ----------                ----------

                Total deferred tax assets                             1,323,300                 1,326,900
                Less:  valuation allowance                           (1,323,300)               (1,326,900)
                                                                     ----------                ----------

                     Net Deferred Tax Assets                        $      --                 $      --
                                                                    ===========                ==========


         The company entered fiscal 2000 with cumulative net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes which expire in the years 2000 to 2019.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter-to-quarter revenue has improved from $236,844 to $291,242 representing an increase of 23%. The Company has also returned to profitability by recording a net income of $20,898 versus a net loss of $9,447 for the quarter ended in October 31, 1999. This was accomplished under the full impact of across the board major price reduction in all of our products that have become effective on October 1, 1999.

Comparing to a year ago, same quarter results, we, obviously, still have some distance to go. The difference rests with the loss of a key customer in the second quarter of fiscal 1999. Recovering the major customer or securing the postal project business should return the Company to a strong financial position and back in a dynamic growth path.

We have increased R&D activities by introducing several new products including a patent pending Money Checker that provides a simple and effective way to authenticate the new US currency bills. Several new chemicals have been developed for security as well as entertainment-leisure applications. We continue to aggressively promote our Glow-Hard product line by courting potential distributors and attending trade shows.

Selling, general and administrative expenses were relatively flat in spite of the extraordinary expenses associated with the year-end audit. The Management believes the Company's cost control effort continues to be effective.

The decrease in Cash and Cash Equivalents was mainly due to late billings. The Management continues to believe that the Balance Sheet remains relatively strong and there is sufficient liquidity to allow the Company to operate through at least October 31, 2000, the end of its current fiscal year, and for some time thereafter. Additionally, the Company has become debt free beginning January 1, 2000.

We have begun to see some activities in the long delayed postal business. Gross margin should continue to improve if the postal project finally develops into a steady business.

We continue to face potential increases in chemical inventory because of the loss of a major customer and over purchase made early last fiscal year. We are diligently attempting to reduce the exposure through price reduction and aggressive promotion of those chemicals.

In general the Management believes the Company is making strong recovery from the dismal performance in the last three quarters of fiscal year 1999. The prospect of continuing to make improvements over the next several quarters appears to be good. The Company is also making progress in regaining some business from the major customer lost through new and genuine efforts in excellent customer service and price reduction to become more competitive in the market place.

ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Angstrom's Annual Shareholder's meeting was held on December 6, 1999, at which the following issues were voted upon by Shareholders:

                  Issue No. 1.  Election of four Directors.

         Name                   Shares for                    Shares Withheld
         ----                   ----------                    ---------------

Louis Liang                     18,531,574                           100,400

William J. Ryan                 18,520,674                           111,300

Douglas B. Kruger               18,530,474                           101,500

Vivek Dutta                     18,530,474                           101,500

                  Issue No. 2. Stockholder satisfaction of Board granting of stock options to Directors and Officers, Outside Directors and enactment of compensation plan for Outside Directors.

                  Yes      8,050,807                          No       423,148
                           ---------                                   -------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

            (27)     Financial Data Schedule

            (b)      Reports on Form 8-K

                     None were filed in this quarter.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANGSTROM TECHNOLOGIES, INC.



                                       By: /s/ Louis Liang
                                          --------------------------------------
                                          Louis Liang, Interim Chief Executive
                                             Officer


                                       By: /s/ William Ryan
                                          --------------------------------------
                                          William Ryan, Interim Chief Financial
                                             Officer

Dated: March 7, 2000