Form 10QSB
period 2000-04-30
ANGSTROM TECHNOLOGIES INC
filed 2000-05-26
CIK 725774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000

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

                               Yes  X     No
                                   ---       ---
As of January 31, 2000, 23,794,598 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                                      INDEX
                                      -----

PART I.      Financial Information                                 Page No.
             ---------------------                                 --------

             Item 1.      Financial Statements

                          Balance Sheets                                2-3

                          Statements of Operations                        4

                          Statements of Cash Flows                        5

                          Notes to Financial Statements                 6-8

             Item 2.      Management's discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                   9-10



PART II.     Other Information
             ------------------

             Item 6.      Exhibits                                       11


SIGNATURES                                                               12

                       Angstrom Technologies, Inc.
                       ---------------------------
                             Balance Sheets
                             --------------


                                                                         APRIL 30,                 OCT. 31,
                                                                           2000                     1999
                                                                        ----------               ----------
                                                                        (UNAUDITED)                (NOTE)

ASSETS
Current assets:
      Cash and cash equivalents                                         $  389,437               $  456,857
      Short-term investments                                               526,061                  511,346
      Accounts receivable (no allowance necessary)                         205,839                   59,287
      Inventories:
           Finished goods                                                  106,511                  108,628
           Work in process                                                   9,108                    6,097
           Raw materials and parts                                         695,799                  650,086
                                                                        ----------               ----------
                                                                           811,418                  764,811
      Prepaid expenses                                                      15,244                   13,981
                                                                        ----------               ----------
Total current assets                                                     1,947,999                1,806,282

Furniture and equipment, at cost                                           183,063                  178,722
      Less: accumulated depreciation                                       168,089                  162,864
                                                                        ----------               ----------
Net furniture and equipment                                                 14,974                   15,858

Patents, less accumulated amortization of $30,248                          148,192                  141,310
                                                                        ----------               ----------

Total assets                                                            $2,111,165               $1,963,450
                                                                        ==========               ==========

NOTE: The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                       Angstrom Technologies, Inc.
                       ---------------------------
                       Balance Sheets (continued)
                       --------------------------


                                                                            APRIL 30,                 OCT. 31,
                                                                              2000                     1999
                                                                           -----------              -----------
                                                                           (UNAUDITED)                (NOTE)

LIABILITIES AND CAPITAL
Current liabilities:
      Accounts payable                                                     $    30,522              $    20,636
      Accrued liabilities                                                       65,293                   52,847
      Customer deposits                                                           --                     27,535
      Long-term debt due within one year                                          --                      5,911
                                                                           -----------              -----------
Total current liabilities                                                       95,815                  106,929



Capital:
      Preferred stock, $.01 par value; 5,000,000 shares
        authorized, 1,266,120 issued and outstanding
        (liquidation preference of $2.00 per share)                          2,082,398                2,082,398
      Common stock, $.01 par value; 45,000,000
        shares authorized, 23,794,598 shares issued
        and outstanding                                                        237,946                  237,946
      Additional paid in capital                                             5,110,165                5,110,165
      Accumulated deficit                                                   (5,415,159)              (5,573,988)
                                                                           -----------              -----------
Net capital                                                                  2,015,350                1,856,521
                                                                           -----------              -----------

Total liabilities and capital                                              $ 2,111,165              $ 1,963,450
                                                                           ===========              ===========










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

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        ---------------------------------         ---------------------------------
                                                          APRIL 30,           APRIL 30,             APRIL 30,            APRIL 30,
                                                            2000                 1999                 2000                 1999
                                                        ------------         ------------         ------------         ------------

Net sales                                               $    434,201         $    153,903         $    725,443         $    568,597

Cost of sales                                                104,762               87,517              205,664              209,911
                                                        ------------         ------------         ------------         ------------

Gross profit                                                 329,439               66,386              519,779              358,686

Selling, general and
      administrative expenses                                127,807               95,771              246,185              219,814
Research and development
      expense                                                 73,700               51,969              135,200               96,608
Interest expense                                                --                    852                   89                1,944
Interest income                                               (2,437)             (11,362)              (5,808)             (22,026)
Dividend income                                               (7,562)                --                (14,716)                --
                                                        ------------         ------------         ------------         ------------
                                                             191,508              137,230              360,950              296,340
                                                        ------------         ------------         ------------         ------------

Net income (loss)                                            137,931              (70,844)             158,829               62,346
Less dividend requirement
      on preferred stock                                     (50,645)             (50,381)            (101,290)            (102,150)
                                                        ------------         ------------         ------------         ------------

Net income (loss) applicable
      to common stock                                   $     87,286         $   (121,225)        $     57,539         $    (39,804)

Net income (loss) per
      common share                                      $       --           $       --           $       --           $       --
                                                        ============         ============         ============         ============

Weight average number
      of shares outstanding                               23,794,598           23,292,651           23,794,598           23,310,869
                                                        ============         ============         ============         ============


                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               ------------------------------        ------------------------------
                                                                 APRIL 30,         APRIL 30,           APRIL 30,         APRIL 30,
OPERATING ACTIVITIES                                               2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
Net income (loss)                                              $   137,931        $   (70,844)       $   158,829        $    62,346
Adjustment to reconcile net income to
     net cash (used in) provided by
     operating activities:
        Depreciation and amortization                                5,491             11,591              9,903             22,854
        Changes in operating assets
          and liabilities:
           Accounts receivable                                     (22,607)             1,433           (146,552)           140,630
           Inventory                                               (22,119)           (27,167)           (46,607)           (26,897)
           Prepaid expenses                                          5,431             10,001             (1,263)             7,325
           Accounts payable                                         (4,212)            16,406              9,886             13,004
           Accrued liabilities                                       6,877             (3,631)            12,446            (24,518)
           Customer deposits                                          --                 --              (27,535)              --
                                                               -----------        -----------        -----------        -----------
Net cash (used in) provided by
     operating activities                                          106,792            (62,211)           (30,893)           194,744

INVESTING ACTIVITIES
Purchases of furniture and equipment                                (3,788)            (1,601)            (4,341)            (2,633)
Changes in short-term investments                                   (7,561)              --              (14,715)              --
Capitalization of patents                                           (2,259)            (7,805)           (11,560)            (8,759)
                                                               -----------        -----------        -----------        -----------
Net cash used in investing activities                              (13,608)            (9,406)           (30,616)           (11,392)

FINANCING ACTIVITIES
Principal repayments of long-term debt                                --               (8,148)            (5,911)           (16,056)
                                                               -----------        -----------        -----------        -----------
Net cash used in financing activities                                 --               (8,148)            (5,911)           (16,056)
                                                               -----------        -----------        -----------        -----------

Net increase (decrease) in cash                                     93,184            (79,765)           (67,420)           167,296
Cash and cash equivalents at
     beginning of period                                           296,253          1,056,329            456,857            809,268
                                                               -----------        -----------        -----------        -----------
Cash and cash equivalents at
     end of period                                             $   389,437        $   976,564        $   389,437        $   976,564
                                                               ===========        ===========        ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                         $      --          $       852        $        89        $     1,944


                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2000 is not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.


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


Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1999 ($1,126,772) and 1998 ($924,193), in arrears. No dividend was accrued for the years ended October 31, 1999 and 1998. The amount that would have been accrued at October 31, 1999 and 1998, if a dividend had been recorded, would have been $202,579 and $207,077, respectively ($.16 per preferred stock share outstanding at November 1, 1999 and 1998). No dividend has been accrued for the six month period ended April 30, 2000. The amount that would have been accrued at April 30, 2000 and 1999, if a dividend had been recorded, would have been $101,290 and $102,150 respectively.


Note 4 On December 3, 1993, the shareholders of the Company approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock to 45,000,000 from 25,000,000, increasing the authorized number of preferred stock to 5,000,000 from 2,000,000 and reducing the par value of the preferred stock to $.01 per share from $10.00 per share.

         On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock. The Class A purchase warrant expired on December 12, 1998. There were no preferred stock conversions for the six months ended April 30, 2000. The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,532,240.


Note 5 Patents included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS #121)."

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 6 The computation of basic and diluted earnings (loss) per share is shown below:

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         -------------------------------       -------------------------------
                                                                      APRIL 30,                           APRIL 30,
                                                              2000              1999                2000               1999
                                                         ------------       ------------       ------------       ------------
Numerator:

Net income (loss)                                        $    137,931       $    (70,844)      $    158,829       $     62,346
Preferred stock dividend requirement                          (50,645)           (50,381)          (101,290)          (102,150)
                                                         ------------       ------------       ------------       ------------

Numerator for basic earnings per
     share - net income
     (loss) applicable to common stock                         87,286           (121,225)            57,539            (39,804)

Effect of dilutive securities - preferred
     stock dividends and adjustments
     resulting from assumed conversion                           --                 --                 --                 --
                                                         ------------       ------------       ------------       ------------

Numerator for diluted earnings per
     share - net income (loss) applicable to
     common stock after assumed conversion               $     87,286       $   (121,225)      $     57,539       $    (39,804)
                                                         ============       ============       ============       ============

Denominator:

Denominator for basic earnings per
     share - weighted average shares
     outstanding                                           23,794,598         23,292,651         23,794,598         23,310,869

Effect of dilutive securities:
     Convertible preferred stock
     Assumed issuance of stock under stock
       option plans based on treasury
       stock method                                                            1,059,193               --            1,059,193
                                                         ------------       ------------       ------------       ------------

Denominator for diluted earnings per share -
     weighted average shares outstanding and
     impact of dilutive securities                         23,794,598         24,351,844         23,794,598         24,370,062
                                                         ============       ============       ============       ============

Basic earnings (loss) per share                          $       0.00       $      (0.01)      $       0.00       $      (0.00)
                                                         ============       ============       ============       ============

Fully diluted earnings (loss) per common share           $       0.00       $      (0.00)      $       0.00       $      (0.00)
                                                         ============       ============       ============       ============


                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

Note 6   (continued)
         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock (5,064,480 and 5,107,520 shares at April 30, 2000 and 1999, respectively) .


Note 7 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.


Note 8 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at April 30, 2000 and October 31, 1999 are presented below:

                                                April 30,          October 31,
                                                  2000                1999
                                               -----------         -----------
        Deferred tax assets:
          Net operating loss                    1,257,100            1,315,700
          Other, net                               12,100               11,200
                                              -----------          -----------

          Total deferred tax assets             1,269,200            1,326,900
          Less: valuation allowance            (1,269,200)          (1,326,900)
                                              -----------          -----------

               Net Deferred Tax Assets        $      --            $      --
                                              ===========          ===========



         The company entered fiscal 2000 with cumulative net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes, which expire in the years 2000 to 2019.

                            SPECIAL CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward- looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "may," "should," "plan," and similar expressions are intended to identify forward-looking statements. All written or oral forward-looking statements attributable to the Company are expressly qualified as set forth herein.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter-to-quarter revenue has improved from $291,242 to $434,201 representing an increase of 49.1%. Comparing performance to the same period a year ago, we saw an increase of $280,298 in revenue or 183.4% improvement. The Company has also reported a net income of $137,931 versus a net loss of $70,844 for the quarter ended in April 30, 1999. This is the second consecutive quarter that the Company has shown a net profit. The financial results were accomplished under the full impact of across the board major price reduction in all of our products that have become effective on October 1, 1999. Although the revenue increase was aided by a surge in the Postal project business, we believe the Company has turned the critical corner.

Comparing to a year ago, the first six months performance showed an increase in revenue of $156,846 or 27.6% and improvement in net income of $96,483 or 154.8% before dividend. We saw improvements in all market segments and were very pleased to see the Postal project business, although it was rather irregular and unpredictable.

Gross margin also improved due to favorable mix of products shipped. We continue to contain our administrative and discretional expenses while increasing our spending in product promotion and R&D. Our cash, cash equivalent and short-term investment positions remained steady at $915,498 and Account Receivable has been strong at $205,839. Inventory situation was under control although we still face excessive chemical inventory exposure due to the loss of a major customer last year.

As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first two quarters of fiscal 2000 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue development and marketing expenditures. With good liquidity and steady revenue stream, we do not anticipate a need to seek outside financial sources and expect to operate at least through October 31, 2000, the end of the current fiscal year with the existing funds at hand. We do plan on investing heavily in the coming quarters in new product introduction and promotion.

We continue to increase our R&D activities by preparing to commercialize the MoneyChecker(TM) product line. We have been very pleased by the initial responses from potential customers and expect to begin shipping to beta sites in the coming Quarter. We have also successfully developed a true mobile UV scanner that operates with a single 9V battery. We plan on demonstrating them to potential customers in the coming Quarters. The GlowHard(TM) products received a resounding reception in the last National Flooring Show in April. We have been encouraged by the prospects of our new products although there is no guarantee that we would be successful commercially in the end.

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

Dated: May 26, 2000