Form 10QSB
period 2000-07-31
ANGSTROM TECHNOLOGIES INC
filed 2000-09-11
CIK 725774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 2000

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

                               Yes  X     No
                                   ---       ---
As of January 31, 2000, 23,794,598 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                                INDEX
                                -----

PART I.        Financial Information                                  Page No.
               ---------------------                                  --------

               Item 1.      Financial Statements

                            Balance Sheets                                 2-3

                            Statements of Operations                         4

                            Statements of Cash Flows                         5

                            Notes to Financial Statements                  6-8

               Item 2.      Management's discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                    9-10



PART II.       Other Information
               -----------------
               Item 6.      Exhibits                                        11


SIGNATURES                                                                  12

                          ANGSTROM TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                           JULY 31,     OCT. 31,
                                                           --------     --------
                                                             2000         1999
                                                             ----         ----
                                                          (UNAUDITED)    (NOTE)

ASSETS
Current assets:
     Cash and cash equivalents                           $  451,999   $  456,857
     Short-term investments                                 534,296      511,346
     Accounts receivable (no allowance necessary)           117,992       59,287
     Inventories:
          Finished goods                                    103,930      108,628
          Work in process                                     2,259        6,097
          Raw materials and parts                           671,019      650,086
                                                         ----------   ----------
                                                            777,208      764,811
     Prepaid expenses                                        17,882       13,981
                                                         ----------   ----------
Total current assets                                      1,899,377    1,806,282

Furniture and equipment, at cost                            185,158      178,722
     Less: accumulated depreciation                         170,346      162,864
                                                         ----------   ----------
Net furniture and equipment                                  14,812       15,858

Patents, less accumulated amortization of $32,620           147,135      141,310
                                                         ----------   ----------

Total assets                                             $2,061,324   $1,963,450
                                                         ==========   ==========




NOTE: The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                          ANGSTROM TECHNOLOGIES, INC.
                           BALANCE SHEETS (CONTINUED)

                                                                 JULY 31,       OCT. 31,
                                                                   2000           1999
                                                                 ---------      --------
                                                                (Unaudited)      (Note)
LIABILITIES AND CAPITAL
Current liabilities:
  Accounts payable                                             $     21,155   $    20,636
  Accrued liabilities                                                70,963        52,847
  Customer deposits                                                     -          27,535
  Long-term debt due within one year                                    -           5,911
                                                               ------------   -----------
Total current liabilities                                            92,118       106,929


Capital:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,266,120 issued and outstanding
    (liquidation preference of $2.00 per share)                   2,082,398     2,082,398
  Common stock, $.01 par value; 45,000,000
    shares authorized, 23,794,598 shares issued
    and outstanding                                                 237,946       237,946
  Additional paid in capital                                      5,110,165     5,110,165
  Accumulated deficit                                            (5,461,303)   (5,573,988)
                                                               ------------   -----------
Net capital                                                       1,969,206     1,856,521
                                                               ------------   -----------
Total liabilities and capital                                  $  2,061,324   $ 1,963,450
                                                               ============   ===========


NOTE: The balance sheet at October 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                          ANGSTROM TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                      -------------------------------       -------------------------------
                                         JULY 31,           JULY 31,           JULY 31,          JULY 31,
                                         --------           --------           --------          --------
                                          2000               1999               2000               1999
                                      ------------       ------------       ------------       ------------
Net sales                             $    262,369       $    131,146       $    987,812       $    699,743

Cost of sales                              155,741            142,441            361,405            352,352
                                      ------------       ------------       ------------       ------------

Gross profit (loss)                        106,628            (11,295)           626,407            347,391

Selling, general and
  administrative expenses                  100,929             67,687            347,114            287,501

Research and development expense            70,692             34,278            205,892            130,886
                                      ------------       ------------       ------------       ------------

Operating income (loss)                    (64,993)          (113,260)            73,401            (70,996)

Other income (expense):
     Interest expense                            -               (605)               (89)            (2,549)
     Interest income                         3,777              5,006              9,585             27,032
     Dividend income                         8,234              4,815             22,950              4,815
     Other income                            6,838                                 6,838
                                      ------------       ------------       ------------       ------------
                                            18,849              9,216             39,284             29,298
                                      ------------       ------------       ------------       ------------

Net income (loss)                          (46,144)          (104,044)           112,685            (41,698)

Less dividend requirement
  on preferred stock                       (50,644)           (41,656)          (151,934)          (143,806)
                                      ------------       ------------       ------------       ------------

Net income (loss) applicable
 to common stock                      $    (96,788)      $   (145,700)      $    (39,249)      $   (185,504)

Net income (loss) per
 common share                          $         -       $      (0.01)      $          -       $      (0.01)
                                      ============       ============       ============       ============

Weight average number
 of shares outstanding                  23,794,598         24,012,199         23,794,598         23,783,403
                                      ============       ============       ============       ============

                         ANGSTROM TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                          --------------------         --------------------
                                          JULY 31,    JULY 31,         JULY 31,    JULY 31,
                                          --------    --------         --------    --------
                                            2000        1999             2000        1999
                                          --------    --------         --------    --------

OPERATING ACTIVITIES
Net income (loss)                        $   (46,144) $ (104,044)      $ 112,685   $ (41,698)
Adjustment to reconcile net income to
   net cash (used in) provided by
   operating activities:
      Depreciation and amortization            4,629      11,439          14,532      34,293
      Changes in operating assets
         and liabilities:
            Accounts receivable               87,847      13,345         (58,705)    153,975
            Inventory                         34,210      79,967         (12,397)     53,070
            Prepaid expenses                  (2,638)     (7,392)         (3,901)        (67)
            Accounts payable                  (9,367)    (39,360)            519     (26,356)
            Accrued liabilities                5,670       4,165          18,115     (20,352)
            Customer deposits                      -           -         (27,534)          -
                                         -----------  ----------       ---------   ---------
Net cash (used in) provided by
   operating activities                       74,207     (41,880)         43,314     152,865


INVESTING ACTIVITIES
Purchases of furniture and equipment          (2,095)          -          (6,436)     (2,634)
Changes in short-term investments             (8,235)   (504,815)        (22,950)   (504,815)
Capitalization of parents                     (1,315)          -         (12,875)     (8,759)
                                         -----------  ----------       ---------   ---------
Net cash used in investing activities        (11,645)   (504,815)        (42,261)   (516,208)

FINANCING ACTIVITIES
Proceeds from stock options exercises              -       5,625               -       5,625
Principal repayments of long-term debt             -      (8,395)         (5,911)    (24,451)
                                         -----------  ----------       ---------   ---------
Net cash used in financing activities              -      (2,770)         (5,911)    (18,826)
                                         -----------  ----------       ---------   ---------

Net increase (decrease) in cash               62,562    (549,465)         (4,858)   (382,169)
Cash and cash equivalents at
   beginning of period                       389,437     976,564         456,857     809,268
                                         -----------  ----------       ---------   ---------
Cash and cash equivalents at
   end of period                         $   451,999  $  427,099       $ 451,999   $ 427,099
                                         ===========  ==========       =========   =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                   $         -  $      605       $      89   $   2,549


                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 2000 is not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.


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


Note 3 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 1999 ($1,126,772) and 1998 ($924,193), in arrears. No dividend was accrued for the years ended October 31, 1999 and 1998. The amount that would have been accrued at October 31, 1999 and 1998, if a dividend had been recorded, would have been $202,579 and $207,077, respectively ($.16 per preferred stock share outstanding at November 1, 1999 and 1998). No dividend has been accrued for the nine month period ended July 31, 2000. The amount that would have been accrued at July 31, 2000 and 1999, if a dividend had been recorded, would have been $ 151,934 and $143,806 respectively.


Note 4 On December 3, 1993, the shareholders of the Company approved an amendment to the Company's certificate of incorporation increasing the authorized number of shares of common stock to 45,000,000 from 25,000,000, increasing the authorized number of preferred stock to 5,000,000 from 2,000,000 and reducing the par value of the preferred stock to $.01 per share from $10.00 per share.

          On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock. The Class A purchase warrant expired on December 12, 1998. There were no preferred stock conversions for the nine months ended July 31, 2000. The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,532,240.

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

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   ----------

Note 6 The computation of basic and diluted earnings (loss) per share is shown below:


                                                             JULY 31,                             JULY 31,
                                                    2000               1999              2000                  1999
                                                 ------------       ------------       ------------       ------------
Numerator:
Net income (loss)                                $    (46,144)      $   (104,044)      $    112,685       $    (41,698)
Preferred stock dividend requirement                  (50,644)           (41,656)          (151,934)          (143,806)
                                                 ------------       ------------       ------------       ------------

Numerator for basic earnings per
 share - net income
 (loss) applicable to common stock                    (96,788)          (145,700)           (39,249)          (185,504)

Effects of dilutive securities - preferred
 stock dividends and adjustments
 resulting from assumed conversion                         -                  -                  -                  -
                                                 ------------       ------------       ------------       ------------


Numerator for diluted earnings per
 share - net income (loss) applicable to
 common stock after assumed conversion           $    (96,788)      $   (145,700)      $    (39,249)      $   (185,504)
                                                 ============       ============       ============       ============



Denominator:

Denominator for basic earnings per
 share - weighted average shares
 outstanding                                       23,794,598         24,012,199         23,794,598         23,783,403

Effect of dilutive securities:
 Convertible preferred stock
 Assumed issuance of stock under stock
 option plans based on treasury
 stock method                                                            694,342                 -             694,342
                                                 ------------       ------------       ------------       ------------

Denominator for diluted earnings per share -
 weighted average shares outstanding and
 impact of dilutive securities                     23,794,598         24,706,541         23,794,598         24,477,745
                                                 ============       ============       ============       ============

Basic earnings (loss) per share                  $      (0.00)      $      (0.01)      $      (0.00)      $      (0.01)
                                                 ============       ============       ============       ============
Fully diluted earnings (loss)
 per common share                                $      (0.00)      $      (0.01)      $      (0.00)      $      (0.01)
                                                 ============       ============       ============       ============

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

Note 6    (continued)
          Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock (5,064,480 shares at July 31, 2000 and 1999, respectively).


Note 7 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

Note 8 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at July 31, 2000 and October 31, 1999 are presented below:

                                                 July 31,      October 31,
                                                   2000           2000
                                                 --------      -----------
              Deferred tax assets:
                Net operating loss               1,275,400      1,315,000
                Other, net                          12,500         11,200
                                               -----------    -----------
                Total deferred tax assets        1,287,900      1,326,900
                Less: valuation allowance       (1,287,900)    (1,326,900)
                                               -----------    -----------
                    Net deferred tax assets    $         -    $         -
                                               ===========    ===========


          The company entered fiscal 2000 with cumulative net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes, which expire in the years 2000 to 2019.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING
STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Security Act of 1933 and the Security Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "may," "should," "plan," and similar expressions are intended to identify forward- looking statements. All written or oral forward-looking statements attributable to the Company are expressly qualified as set forth herein.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross revenue for the Quarter is $262,369 versus $131,146 for the same Quarter last year and it represents a 100% increase over the same period a year ago. Net loss before tax and dividend is $64,993 versus $113,260 representing an improvement of 43%. A substantial increase in spending, on Marketing, R&D and new product introductions caused 3Q FY2000 to be a non-profitable quarter. Nine months ended for this fiscal year shows gross revenue of $987,812 versus $699,743 a year ago representing an increase of 41%. Net income for the nine months ended is $112,685 versus a loss of $41,698 a year ago. Gross profit remains healthy.

We were disappointed to see slow quarter to quarter growth in comparison to the previous quarters. The main factor was the softness in the Postal business, particularly when compared to the last Quarter. Several new opportunities also experienced postponement or delay. Because we fell short on achieving our objectives, the Management has voluntarily reduced its commission pay by 50%. This demonstrates our commitment to the Company and continued emphasis on the importance of new products, markets, and customers. We believe our restructuring direction is the right one. It will take time for the results to become contributing factors to our bottom line as we re-invent ourselves and the new business evolves.

On the positive side, we continue to experience overwhelming receptions for our new products such as the Luminator(TM) and MoneyChecker(TM). We began shipments of these new products towards the later part of the third Quarter. We are aggressively seeking alignments with established distributors, major catalog companies and Internet resellers in various market sectors for these new products. The GlowHard(TM) products have also been experiencing excellent receptions in the market place. In co-operation with our technical-manufacturing partner, we have successfully signed up several distributors to cover over half of the country. We expect to complete the distributorship for national coverage in the coming Quarter and should also have more new products, including the MoneyCheckers, Luminators and Authenticators, available for shipment. We will be attending several trade shows in the coming Quarter including the Postal Forum and the National Bowling Conference. We have been actively engaging in negotiations for three major business partnerships. If we are eventually successful, they should provide us substantial opportunities in new markets and large new customer bases. We have been encouraged by the prospects of our new products and opportunities although there is no guarantee that we will be successful commercially in the end.

We continue to manage our general and administrative expenses attentively, while substantially increase our spending in marketing, new product promotions and R&D, mainly in MoneyChecker(TM) and Luminator(TM). We will also continue to participate in joint promotions of GlowHard(TM) products with our distributors and partner. Our cash, cash equivalent and short-term investment positions remains steady at $986,295 and Account Receivable continues to be strong at $117,992. Inventory has remained flat although we continue to face excessive chemical inventory exposure due to the loss of a major customer last year. Over all, we are pleased with our healthy balance sheet and we do not anticipate a need to seek outside financial sources and expect to operate at least through December 31, 2000, the end of the current calendar year, with the existing funds at hand.

As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first nine months of fiscal 2000 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue development and marketing expenditures.

On August 11, 2000, the Company was served with a copy of a lawsuit filed against it by former chief executive officer, Daniel Marinello. The suit alleges that Mr. Marinello is due certain monies based upon an employment agreement entered into by the Company, Mr. Marinello, and current directors, Louis Liang and William Ryan. The matter has been referred to the Company's General Counsel. The Company strongly denies the claims of Mr. Marinello.

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

Dated: September 11, 2000