Form 10KSB
period 2000-10-31
ANGSTROM TECHNOLOGIES INC
filed 2001-01-26
CIK 725774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000


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

                                    Yes_X_    No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for the fiscal year ending October 31, 2000 were $1,180,693.

         As of January 22, 2001, the aggregate market value, based on the average bid and asked prices, of the issuer's voting stock (Common Stock) held by non-affiliates was approximately $3,523,813. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership exceeds five percent of the Common Stock outstanding at January 22, 2000, were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

         As of October 31, 2000, there were 23,794,598 shares of Common Stock and 1,266,120 shares of Preferred Stock, outstanding, respectively.

Documents incorporated by reference: NONE

01/20/01

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed under the captions "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Ace of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The word "expect," "estimate," "anticipate," "predict," "may," "should," and similar expressions are intended to identify forward-looking statements.

         All written or oral forward-looking statements attributable to the Company are expressly qualified as set forth herein.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Angstrom Technologies, Inc. (the "Company" or "Angstrom") was incorporated under the laws of the State of Delaware on June 3, 1983. The Company derived its name, Angstrom, from the unit measurement of light wavelengths.

         The Company is engaged in the development, manufacture and sale of Electro-Optical detection systems, consisting of one or more ultraviolet fluorescent or phosphorescent scanners and invisible fluorescent or phosphorescent chemical compounds. The Company has developed and markets several ultraviolet fluorescent detection scanners of varying prices and sophistication. These units can be used individually or combined with several other units, working in unison, to provide statistical process control, multi-target authentication, quality monitor for manufacturing lines and high speed document processing. Individually, the unit can determine the presence or absence of the fluorescent chemicals, the wavelength and concentration of the fluorescent materials. When the units are combined, a detection grid code is created where information is read or generated and stored, for a variety of applications. In addition, the Company produces a number of fluorescent and phosphorescent chemical compounds, each of which emits its own wavelength and intensity. When printed, sprayed, embedded, tagged or stamped, the markings, indicia, substrates and articles are typically colorless or transparent under normal lighting conditions. This allows for marking over existing graphics, documents and articles or on different materials without altering the appearance or aesthetics of the object. Some of the chemical products that the Company markets are printing inks, plastic films, over-print, varnishes, adhesives, and plastic molding compounds. Also, due to the normally invisible nature of the chemicals, the system can be used in a variety of security applications and 2nd level coding systems.

         The Company's technology involves placing a mark or codes, comprised of an invisible chemical or chemicals, on a product. These chemical compounds emit a low level of visible light with a variety of colors or wavelengths when excited by ultraviolet light source transmitted from an Angstrom Fluorescent Detector. The scanner detects the visible light and converts it to a distinct electronic signal. Using one of the many outputs available, an operator can be notified, and/or an ejection device activated, and/or a programmable controller or computer can be signaled to take appropriate actions. The detector performance is not affected by varying background, color, shape, size, or ambient lighting conditions.

         The Company's products have historically been designed for use by the printing, pharmaceutical and automobile parts manufacturing industries in connection with label verification, quality and process control, inspection, alignment, adhesive tracing, safety seal verification, sorting, automatic identification, matching and inserting. In addition to the foregoing applications, Angstrom's products are now also used in document security applications, such as identification of counterfeit currency and high value documents such as checks, stock certificates, credit cards, and others. Future potential applications include games, decoration, cosmetics, gaming, arts and crafts and many others limited only by capacity to imagine and innovate.

PRODUCTS

         The Company's products have traditionally consisted of a number of ultraviolet fluorescent electro-optical scanners and various fluorescent chemical compounds. The Company has invested substantial funds to continue the development and improvement of its detection products in order to penetrate new market sectors. Special emphasis has been placed in low cost first order authentication devices and chemicals suitable for high volume commercial applications. These efforts are beginning to attract new customers and new markets. Examples are the MoneyCheckers, Luminators, Authenticators, and scanners for the gaming market.

         The Company has also developed, improved, and substantially expanded its chemical compound product line to include phosphorescent chemicals and many new colors that can be used in leisure, entertainment, decoration, cosmetics, and commercial markets in addition to document security applications. The Company believes these low cost, high volume products will accelerate its revenue growth and expand its market and customer base.

         By broadening its product offerings and focusing on high volume applications and lowering its product pricing structure, the Company believes it can transform itself from a niche player to a leading, low cost, high volume, multi-market product supplier. By repositioning the strategic business targets to the commercial sectors, the Company should be able to accelerate its new product introductions due to the fact it no longer has to wait for agency approvals or industry adaptations. However, it must be noted that the Company is not abandoning or ignoring the ongoing activities in the Government and Industrial sectors. Angstrom has continuously improved its services and products for these sectors and has successfully secured new businesses and customers, albeit the growth and potential are lower than in the commercial sectors.

Some of the new products introduced in fiscal 2000 included:

1. MoneyChecker(tm): Counterfeit currency detectors that have won several marquis customers such as McDonald's, Trump Casino, etc.

2. Stock Certificate Authenticator: A revolutionary secured document authentication scanner that employs all new solid state technology in conjunction with the Medallion Stamp 2000.

3. Luminator: A powerful, all solid state high performance black light that has been adapted by several federal and local law enforcement agencies.

4. Authenticators: A key chain size solid-state black light that has begun to attract notice by commercial as well as novelty businesses.

5. GlowHardtm Products (substantially revamped and expanded): The glow in the dark paints and varnishes are being distributed nationally and in Canada for floor finishing and decoration. We plan to broaden the product offerings to include gaming, games, and entertainment applications.

6. Low cost security laser toner: The Company intends to take this lower cost product line to the merchant market for both low level document security applications as well as arts and crafts.

7. Phosphorescent chemicals: Angstrom is currently working with several companies in cosmetic and novelty applications.

         The Company is pleased to report the new products have been extremely well received in the market place. However volume product shipments are not projected to occur until March 2001 because of the long lead-time of components created by the booming electronic high-tech industry. The Company also believes that by moving high volume production overseas it will significantly reduce cost and improve profitability.

         The Board of Directors along with Mr. Roger Malmrose, then a new Board Member designate, held a two-day strategic business meeting in mid October 2000 in California to comprehensively review our business and develop a strategic direction for the Company. The Board of Directors has also approved a plan to invest substantial funds for new product introductions in fiscal 2001.

         During fiscal 2000 and fiscal 1999, the Company spent approximately $217,980 and $161,740, respectively, on research and development of its products. This represents an increase of 35% over fiscal 1999. The Company feels it is imperative to continue to invest heavily in R&D and new product development in order to make the successful transition from a niche product player to a high volume, fast growing broad band supplier. The Company expects to see the fruits of these efforts to begin to contribute to both revenue and profit in the 3rd quarter of fiscal 2001.

MANUFACTURING

     The Company's detectors are manufactured by outside subcontractors, in accordance to the Company's proprietary designs and specifications. Most of Angstrom's hardware is protected by our patents or are under patent pending positions. No subcontractor has been granted exclusive retention and the Company believes that there are numerous alternative sources for securing production of its products.

     Company personnel perform final tests, setup and quality control of the scanners prior to shipment to customers.

     The proprietary chemical compounds are manufactured by a major chemical manufacturer under a confidentiality agreement, providing protection for the Company's trade secrets. The custom chemical manufacturer complies with EPA, NIOSH, and OSHA regulations to the extent such laws are applicable. The Company believes that there are alternative sources for manufacturing its chemical compounds and as such is not bound to the arrangement presently in effect. A strategic supplier partnership with this chemical manufacturer is, however, strongly implied and practiced since 4th quarter, 1999.

         In an effort to continue development and to enhance its chemical products, the Company employs a research chemist and utilizes the laboratories and assistance from graduate students at the University of Cincinnati. The Company also retains a world-renowned professor at the University as a chemistry consultant. Angstrom is a proud corporate sponsor of the Graduate Program in the Chemistry Department at the University of Cincinnati. The Company has also retained several product design and development engineers and technical consultants for new product development in addition to the services from Interim President and Chief Executive Officer Louis Liang, and Chief Financial Officer William J. Ryan. The required source of funds for all R&D and product development programs are generated by the Company's operating cash flow and from its cash funds.

SALES AND MARKETING

         During fiscal 2000, sales to one customer accounted for approximately 31% of the Company's sales, with two other customers representing 18% and 10% of the sales, respectively. No other customer accounted for 10% or more of the Company's sales. During fiscal 1999, sales to two customers, distinct of the customers mentioned above, accounted for approximately 44 % of the Company's sales, with one customer representing 18% and the other customer representing 26%. No other customer accounted for 10% or more of the company's sales. There can also be no assurance of future revenue from these customers.

         Historically, the Company has been technology driven and weak in Marketing and Sales. There was no full time sales personnel prior to 4th quarter, fiscal 1999. The Resell and Technology Agreement with Moore Business had produced little revenue and royalties. Since 1st Quarter, fiscal 2000, the Company has eliminated the royalty requirement and reduced prices to Moore. However, these efforts had not increased revenue. Angstrom's new marketing and sales philosophy was adopted toward the end of fiscal 1999 by hiring a full time sales person and encouraging all employees to engage in sales activities. Messrs. Liang and Ryan also contributed part of their commissions to the employees as incentive bonuses payable quarterly based on revenue received. New incentive and concession programs have been implemented to attract distributors and sales representatives. Under the "Win-Win" philosophy, several major catalog houses and distributors have been signed to promote and sell the Company's new products. The Company has also actively participated in several floor finishing trade shows, the National Postal Forum, Security Conference, and the 2000 International Gaming Expo to promote the Company's products. The Company's employees, including Messrs. Liang and Ryan, also broke new ground by traveling frequently to actively engage customers and promote sales. Due to these efforts, an exclusive partnership has been established with Hampton Technologies for the Medallion Stamp 2000 Stock Certificate security. In addition, several major new customers were also signed. The Company believes these new customers will contribute significantly to the revenue beginning 3rd quarter, fiscal 2001.

         In fiscal 2000, the Company produced several new product brochures, market promotion materials and demonstration samples to support marketing and sales. New domain names related to new products have been acquired. The Company also plans on creating several new advertisement and marketing campaigns jointly with its distributors.

         During the Board of Directors Strategic Review meeting in California, the Board of Directors approved a plan to hire additional senior marketing and sales personnel. The Management Team has interviewed several highly qualified candidates. Additionally, the Company plans to form strategic partnerships in different market sectors with selected distributors/marketers on an exclusive basis. The Company believes outside marketing partners are key to the Company's future success. In December 2000, an experienced marketing professional, Mr. Tony Petrucci, formerly director of marketing with Moore Business Forms, was hired as the Director of Marketing and Sales to lead the marketing and sales efforts.

MARKETS

         Among the principal industries which presently utilize or constitute potential clients for the Company's products are the U.S. government (for documentation, sorting and security applications), pharmaceutical firms (for labels and bottling), automobile parts manufacturers, and printers. The foregoing applications cover a wide variety of industrial processing including quality assurance, manufacturing and product sorting.

         In the pharmaceutical industry, the Company's products are used to ensure the correct label is placed on the correct pharmaceutical product. In addition, in the food and drug industries, the Company's products are used to verify label alignment and safety seal presence.

         In the automotive industry, the Company's products are used to identify correct labels on assembly parts and the detection of the correct quantity of adhesive presence in sub-assembly components.

         In the packaging industry, the Company's products are used to ensure precise label placement, and in sorting products.

         The Company will continue to engage these traditional market sectors and customers by improving services, enhancing products, broadening product offerings, developing new applications and reducing prices. As a result of our employees' efforts and perseverance, the Company has recovered a major customer that was lost in fiscal 1999. The Company has regained some limited sales to this customer late in fiscal year 2000 and hopes to see substantial increase in sales beginning 2nd quarter, fiscal 2001.

         In order to successfully transform the Company to a broad band high volume supplier in the commercial sectors, the Company must have new products and application support for the new markets and customers. The Company's product development efforts are focused and aggressive. We have been very actively engaging potential marketing partners. New markets identified are as follows:

1.       Gaming Industry: Both security and new games.
2.       Apparel Industry: Brand protections and coding.
3. Cosmetic Industry: Fad and gadgets. Containers, security and brand protections.

4. Entertainment and Leisure: Security, decorations, novelties, collectibles and memorabilia, etc.
5.       Financial Industry: Document Security.


     Management believes the improved detection and the compact authentication devices, developed by the Company, have applications in various facets of the document and brand security industries as well as in the process control field previously serviced by the Company. Among such new applications, would be the detection of counterfeit currencies, stock certificates, postage labels, gaming cards and tickets to various sports and entertainment events.

COMPETITION

         The Company competes with a number of companies. In the labeling and parts identification business, among its competitors are several major sensor manufacturers that have readers capable of detecting broad (rather than specific) bands fluorescent signals. However, neither provides application engineering service or scanning compounds. Angstrom's strength is in its ability to provide integrated solutions to its customers. The Company also provides responsive customer and application support. Angstrom is known for its high performance fluorescent chemicals and detection devices. With the introduction of low cost phosphorescent chemicals and compact scanners, the Company expects to command advantages over its bigger competitors.

         With respect to document security, the Company's latest model scanners compete with a number of other products. These products are comprised of technologies that detect watermarks, fabric threads within the paper, currency denomination (pattern and image recognition) and paperless electronic documents and financial transactions. Angstrom believes that its low cost MoneyCheckertm has advantages over competitors in counterfeiting detection due to its ease of use, upgradability, cost effectiveness, versatile features and options. The Luminators have advantages in reliability, durability, higher intensity and superior battery life. This translates into a lower total cost of ownership in spite of higher initial cost of the unit.

INTELLECTUAL PROPERTY RIGHTS AND TECHNOLOGY PROTECTION

         The Company has trademark registration in the United States for "Angstrom Technologies, Inc.". The Angstrom trademark was registered on June 23, 1987, and remains in effect through June 23, 2007. The Company has filed for trademark registrations for MoneyCheckertm, GlowHard and SecurityToner. Furthermore, the Company has also acquired domain names in glow-hard.com, moneycheckers.com and moneychecker.net. The use and registration rights of a trademark holder do not ensure that such holder has superior rights to others that may have registered or used identical related marks on related goods or services.

         The Company has filed four patent applications with the U.S. Patent Office during fiscal

2000. A total of eleven patents are now in the Company's intellectual property portfolio and six more are pending. Accordingly, the Company anticipates reliance for the foreseeable future on its patents, on contractual rights, trade secrets and copyright laws. There can be, however, no assurance that any present or future patents that may be issued in the Company's favor would necessarily protect the Company from competition or potential competition.

         Pursuant to its Executive Employment Agreement with Messrs. Liang and Ryan (See "Certain Relationships and Related Transactions"), these individuals are engaged, among other things, in a plan of activity to expand patent and intellectual property coverage for the Company. New patents are being developed and filed in the name of the individuals, who have agreed to assign a two-thirds interest to the Company, which is obligated to cover the cost of filing fees and patent counsel fees. The Company will have exclusive rights to use such patents for a royalty fee of 5% of gross profits during the term of the aforesaid employment agreements, and at a royalty equal to 10% of gross revenues thereafter. In fiscal 2000 and fiscal 1999, the Company accrued $8,378 and $3,000, respectively, in royalties pursuant to said employment agreement.

PUBLIC OFFERING AND PREFERRED DIVIDEND

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

ITEM 2. PROPERTIES

         The Company maintains its executive offices in Erlanger, Kentucky consisting of approximately 2,000 square feet. Such offices are leased for a period through May 2002 at a cost of approximately $15,132 per year, and have been considered adequate to meet its present needs. The Company also leases adjacent storage space on a month-to-month basis at a rate of approximately $900 per annum.

ITEM 3. LEGAL PROCEEDINGS

         The Company was sued in Boone Circuit on August 1, 2000 by Daniel A. Marinello. Mr. Marinello was the former Chief Executive Officer and Chief Financial Officer for the Company. The suit alleges that Mr. Marinello is due certain royalties from products he allegedly helped develop while employed with the Company. The Company denies all of Mr. Marinello's claims and intends to vigorously defend the suit. The Company has reserved $25,000 related to this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 6, 1999, the Company held their Annual Meeting for stockholders. The following matters were submitted for a vote: 1. Election of Directors. Vivek Dutta, Douglas B. Kroger, Louis Liang and William J. Ryan were elected to serve until the next meeting. 2. The ratification by the stockholders regarding the Board granting stock options to Directors, Officers, outside Directors and the enactment of a Compensation Plan for outside Directors were approved.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of Common Stock are traded in the over-the-counter market and are quoted in the "pink sheets" published by the National Quotation Bureau, Inc. ("NQB"). Such shares are presently listed on the OTC Bulletin Board. However, since the shares have traded on an inactive basis during many of the periods set forth below, the Company does not regard quotations as representing prices at which sizable transactions could have been or were effected.

         The following table sets forth the range of high and low bid prices for the Common Stock for each quarter during the period 11/2/98 through 1/22/01 as furnished by the NQB. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

Fiscal 1999                           High                   Low
-----------                           ----                   ---
11/2/98 to 1/29/99                    .59                    .23
2/1/99  to 4/30/99                    .295                   .205
5/3/99  to 7/30/99                    .247                   .16
8/2/99  to 10/29/99                   .19                    .127

Fiscal 2000                           High                   Low
-----------                           ----                   ---
11/1/99 to 1/31/00                    .255                   .12
2/1/00  to 4/28/00                    .44                    .16
5/1/00  to 7/31/00                    .235                   .155

Fiscal 2000(cont'd)                   High                   Low
-------------------                   ----                   ---
8/1/00   to 10/31/00                  .16                    .10

Fiscal 2001                           High                   Low
-----------                           ----                   ---
11/1/00 to 1/31/00                    .115                   .10
(through 1/22/01)


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SUMMARY OF OPERATIONS

YEAR-END OCTOBER 31, 2000 ("FISCAL 2000") COMPARED TO YEAR ENDED OCTOBER 31, 1999 ("FISCAL 1999")

Net sales of $1,180,693 for fiscal 2000 reflects an increase of 26.1% from the $936,587 in net sales in fiscal 1999. This increase in sales was primarily due to improved revenue stream in the postal project in the first two quarters. Scanner sales and adhesive applications were also strong throughout the year. The Company also received revenue generated by new products in the 4th quarter. Gross profit margin was healthy. The Company realized gross profit of $712,875 in fiscal year 2000 versus $491,607 in fiscal year 1999 representing an improvement of 45%.

Selling, general and administrative expenses increased only 17% from $420,200 in fiscal 1999 to $492,776 in fiscal 2000. This was due to Management's continuing efforts in expense control. Research and Development expenses increased 35% to $217,980. In spite of the increase, operating income was positive at $2,119 for fiscal year 2000 versus operating loss of $90,333 for fiscal 1999. Overall, the Company experienced a net income of $53,722 before dividend for fiscal 2000 as compared to net loss of $51,145 for fiscal 1999. Included in operating income is an accrual of $25,000 related to the pending lawsuit, filed against the Company by its former President and CEO. Both Operating Income and Net Income would have been noticeably better than reported without this reserve. Continuing its policy of conserving cash to meet operating requirements, the Company declined to accrue preferred stock dividend for fiscal 2000. It is important to note that the financial performance for fiscal 2000 was achieved under an average of 20% price reduction for our product

Although we have made solid improvements over last year in most areas, Management was disappointed to see our quarter to quarter growth slowed in comparison to the previous three-quarters. The main factor was the softness in the Postal business. The Company does not expect to see revenue from the Postal project until 2nd quarter in fiscal 2001 at the earliest. Several new opportunities with Government agencies continued to experience postponement due to federal budget impasse. The Company's dependency on the Postal project is a re-affirmation of the importance to have new products, markets, and customers so that we will be less dependent on one or two customers. Management continues to believe the current restructuring direction for the Company is the correct one. It will take time for the Company's transformation efforts to produce results that will become contributing factors to our bottom line as we continue to re-invent ourselves and as new businesses mature.

On the positive side, we continue to experience very positive receptions for our new products such as the LuminatorTM and MoneyCheckerTM. Angstrom has begun shipments of these new products and the Stock Certificate scanners towards the later part of the Quarter just ended. The adaptation of the Luminators by several law enforcement agencies could lead to additional opportunities in high performance black light sales for Inspection Stations and commercial applications. The MoneyCheckertm has been very well received in the market place and the Company has become a supplier partner to the McDonald's West Division. The all new, all solid state Stock Certificate scanner employs revolutionary electro-optical technology that has improved both performance and reliability by an order of magnitude. This new detector has enabled the Company to conclude an exclusive partnership agreement with Hampton Technologies in the Medallion Stamp 2000 project.

We continue to manage our general and administrative expenses aggressively, while substantially increasing our spending in marketing, new product promotions and R&D, mainly in the MoneyCheckerTM and the Stock Certificate scanner. The Company is committed to high volume production of the MoneyCheckertm products. We have been aggressively recruiting highly qualified marketing individuals to lead our marketing and sales thrust. The Board of Directors has approved funds from the Company's cash accounts to support these efforts. As a result, an experienced marketing professional has been hired to direct our marketing and sales activities.

Our cash, cash equivalent and short-term investment positions remain steady at $952,221 and Account Receivables continues to be strong at $146,375. There is no major delinquent account. Inventory has increased slightly due to work-in-process for the MoneyCheckers and Stock Certificate scanners. Overall, we are pleased with our healthy balance sheet and we do not anticipate a need to seek outside financial sources even with the planned new spending in product introduction and marketing.

As indicated in Note 4 to these financial statements, no preferred dividend has been accrued for fiscal 2000 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue development and marketing expenditures.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for cash is to support its programs and its ongoing operating activities. The Company's primary sources of liquidity have historically been cash provided by financing activities. In recent years, the Company has been able to generate sufficient cash flow to support its operating activities

The Company had cash, cash equivalents and short term investment of $952,221 at the end of fiscal 2000 as compared with $968,203 at the end of fiscal 1999. The Company experienced an increase in trade accounts receivable of $87,088, an increase in inventory of $22,983 and an increase in accounts payable of $10,082 over fiscal year 1999. The increase in inventory reflects an increase in work-in-process for the MoneyCheckers and the Stock Certificate scanners. Prepaid expenses decreased from $13,981 to $9,305, essentially unchanged.

As indicated in Note 4 to these financial statements, no dividend has been accrued for fiscal 2000 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue developmental and marketing expenditures. The Company anticipates that existing funds will enable it to fund its operating and capital needs through October 31, 2001, the end of its current fiscal year. The Company may require additional financing after such time depending on the status of its sales efforts and whether sufficient revenues and contractual commitments have been received from its customers to enable it to function with sufficient liquidity. The Company is not able at this time to predict the amount or potential source of such additional funds and has no commitment to obtain such funds.

FEDERAL INCOME TAXES

         The Company has cumulative net operating loss carry forwards of approximately $3,300,000 for federal income tax purposes, which expire between the fiscal years 2001 to 2019.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and supplementary data required by this Item are set forth at the pages indicated in Item 13(a)(1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name                     Age          Title

Louis Liang              56           Interim President/CEO & Director

William J. Ryan          61           Interim Chief Financial Officer, Executive
                                      Vice-President & Director

Douglas B. Kruger        57           Secretary & Director

Vivek Dutta              52           Director & Chairman of the
                                      Compensation Committee

Roger Malmrose           42           Director

         Louis Liang has been Interim Chief Executive Officer and President since August 2, 1999. Mr. Liang has been a director since February 1, 1994 and serving as a consultant to the Company since May 1993. He was also Executive Vice President - Strategic Business from May 1994 to August 1999 in addition to serving as an unpaid consultant and Director to the Company from September 1995 to August 1999. Mr. Liang has also been active as a technical, business, marketing and management consultant to companies in the Silicon Valley since 1993. He has been employed, since 1972, in various capacities in the electronics and semiconductor industries, including operations, engineering, new venture and business development matters for VLSI Technology, Intel, Fairchild, Raychem and National Semiconductor. Prior thereto, he engaged in research and development in the Aerospace Industry. Mr. Liang has a BA and a MS degrees in Applied Physics from the University of California, San Diego and Santa Barbara campuses, and is a holder of over twenty-five (25) patents.

         William J. Ryan has been Interim Chief Financial Officer and Executive Vice President Operations since August 2, 1999. Mr. Ryan has been a Director since February 1, 1994 and was also Executive Vice-President -Operations from May 1994 to August 1999. Mr. Ryan has been active as an Executive Management Consultant to several high technology companies since 1992. His responsibilities include market strategy development, product design and implementing cost effective manufacturing processes. He also served as Director to E-Tech Systems, Inc. from 1996 until the Company was sold in 2000. Prior to becoming engaged in the consulting business, Mr. Ryan was employed at the IBM Corporation for 27 years in various senior engineering and technical management positions. His last assignment with IBM was as Senior Engineering Manager of Advanced Semiconductor Equipment Engineering. Mr. Ryan holds a BS degree in Mechanical Engineering from the University of Vermont and has published technical papers and spoken extensively at executive management and technical management seminars. He is a holder of over 20 patents.

         Douglas B. Kruger has been a director since November 1, 1992. On January 18, 1993, Mr. Kruger was elected to serve as Secretary of the Company. Mr. Kruger is presently and has since September 1991 been an independent business and marketing consultant. Prior thereto, from November, 1988 to its sale in September, 1991, he was the Chief Executive Officer and sole stockholder of Concept Surfaces Corp., a decorative surfacing company located in Florida. Between June, 1964 and November 1988, he held a variety of positions with the IBM Corporation including as an executive with the International Procurement Group. Currently, Mr. Kruger is also a paid business consultant to the Company.

         Vivek Dutta has been a Director and Chairman of the Compensation Committee since September 1999. Dr. Dutta has been a Consultant to the electronics and semiconductor industries since April 1999 and from 1989-1992. Dr. Dutta is also currently the CEO of Advanced Packaging Solutions (APS), a company headquartered in the Republic of Singapore. He was most recently, Vice President-Worldwide Marketing and Sales for Johnson Matthey. Since 1984 he has been employed in various capacities in engineering, manufacturing, business development and marketing for Cirrus Logic, Fairchild and National Semiconductors. From 1972 to 1981, he worked for Nippon Steel both in Japan and Brazil. At present, he also serves as an Advisor to the Board of the Pacific Institute (MITI Think Tank). He is fluent in Japanese, Portuguese, and Indian. He is an expert on Japanese manufacturing and management systems and is active in various professional societies. Dr. Dutta received his MS and Ph.D. degrees in Materials Sciences from the University of California at Berkeley and was a graduate from University of Roorkee in India. He is a holder of six (6) patents and has twenty-nine (29) publications in various journals and international conferences.

         Roger Malmrose joined the Board of Directors on January 5, 2001. Mr. Malmrose is currently Vice President, Cisco Account Management at Flextronics. Prior thereto, he was Vice President of Sales, Western Region for Benchmark Electronics, and Business Development Manager at Cisco. Mr. Malmrose has been employed in the High Tech industry since 1984 in various marketing and sale management positions. He has worked at Flip Chip Technologies, Cirrus Logic, Western Digital, William G. Ouchi Consultants, and Hewlett Packard. Mr. Malmrose received his Juris Doctorate with concentrations in business and economics from Stanford Law

School in 1994, a MBA from UCLA in 1989 and a BS degree in Computer Science with Minor in English from Brigham Young University in 1984. He is a member in the Texas State Bar. Mr. Malmrose speaks Spanish, Italian, and Mandarin Chinese.

         Messrs. Liang, Ryan, Kruger and Dutta were elected at the last Annual Meeting of Stockholders to serve until the next such Annual Meeting and until his successor has been elected and qualified. On August 2, 1999, Daniel Marinello resigned as President, CFO, and CEO of the Company. During the meeting of September 8, 1999, Dr. Vivek Dutta was asked to join the Board of Directors by unanimous consent. Mr. Malmrose was asked to join the Board of Directors by unanimous consent on January 5, 2001. The Company's executive officers are appointed annually by the Company's directors. Each of the Company's officers continues to serve until their successors have been appointed.

         Under federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission ("SEC") on the SEC's Forms 3, 4 and 5.

ITEM 10.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows compensation paid by the Company for services rendered from August 2, 1999 through October 31, 1999 and during fiscal 2000. The table also reflects commissions and options paid to former Chief Executive Officer, Chief Financial Officer and President Daniel Marinello during fiscal 1998, and fiscal 1999 through August 2, 1999. No other executive officers of the Company received salary and bonus compensation, which exceeded $100,000 in such fiscal years.

SUMMARY COMPENSATION TABLE

Name and                                                                                         All other
Principal Position                  Year                      Salary            Options          compensation
Louis Liang                         2000                      -------           350,000          $83,097 (1)

Interim President and
Chief Executive Officer,            1999                      -------           300,000          $29,761 (1)
                                    (from August)

Daniel Marinello        1999                -------                            $103,781(1)
President and           (through July)
CEO, CFO
                        1998                -------           150,000          $205,914 (1)

     (1) Comprised of commissions and royalties.


EXECUTIVE EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND MESSRS. LIANG AND RYAN

         The Company and Messrs. Liang and Ryan, its two highest-ranking executive officers, as a team (the "Team"), are parties to an Executive Employment Agreement (the "Employment Agreement"). The initial term of the Employment Agreement was a three-year period commencing November 1, 1994 and ending October 31, 1997, for the team consisting of Liang, Ryan and Marinello. The Employment Agreement currently is automatically renewed for annual consecutive renewal periods of one year each unless terminated by notice of non-renewal sent either by the Company or the Team, at least sixty (60) days prior to the expiration of any renewal term; provided, however, that the Company may terminate the Employment Agreement in the event that its net profits after taxes during the preceding twelve (12) months is either a negative number or does not equal or exceed at least $150,000 more than the Company's net profits after taxes for the prior twelve (12) month period, or its sales do not show at least a fifteen percent (15%) increase between periods.

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

         Beginning August 2, 1999 the gross sales component of compensation is divided among Messrs. Liang and Ryan in the amounts of 10% and 3.0% respectively. The Team has decided to contribute the remaining 2% to employees as an incentive for their active participation in promoting sales for the Company. Mr. Liang has also agreed to share a certain percentage of his commissions with certain consultants as incentives to promote marketing and sales of the Company's products.

         The Team is required to assign to the Company a two-thirds interest in any patents or other intellectual property created by it, which is used in the Company's business. The Company is required to pay the Team a royalty computed by 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. The royalty is divided among Messrs. Ryan and Liang in the amounts of 2-1/2% and 2-1/2%, respectively. Mr. Liang continues to receive royalty payments since he consults continuously, unpaid, for the Company on intellectual property matters and serves as a Director, unpaid, to the Company. In the event of termination of the Employment Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the Team (Liang, Marinello and Ryan) an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues, payable to the Team, from products sold utilizing such patents. During fiscal 2000 and fiscal 1999, aggregate royalties of approximately $8,378 and $3,000, respectively, were paid to the Team pursuant to the Employment Agreement.

1983 AND 1985 STOCK OPTION PLANS

         Under the Company's Amended 1983 Stock Option Plan and 1985 Stock Option Plan (the "Plans"), officers and other key employees who perform services on behalf of the Company may be granted either nonqualified stock options or incentive stock options for the purchase of up to 700,000 shares of the Company's Common Stock. The Plans also provide for the issuance of stock appreciation rights in connection with the granting of stock options. A stock option committee of the Board of Directors administers the Plans. No options were granted under the Plans in fiscal 1999 or fiscal 2000.

1994 STOCK OPTION PLAN

         Under the Company's 1994 Stock Option Plan (the "1994 Plan"), a total of 6,300,000 Shares are reserved for issuance to employees, including directors and officers who may not be salaried employees ("Eligible Participants"). Both incentive stock options and nonstatutory stock options may be granted under the 1994 Plan to Eligible Participants, at a price to be determined by the option committee, provided, however, that incentive stock options must be granted at an exercise price not less than the fair market value of the Shares on the date of the grant. The term of any option may not exceed ten years from the date of grant. In fiscal 2000 and fiscal 1999, 1,030,000 options and 645,000 options, respectively, were granted under the 1994 Plan to certain directors, employees and consultants.

         On February 2, 2000, the Board granted 700,000 incentive stock options to Louis Liang for his commitment to stay on as the Interim President and CEO until February 1, 2001 and as a Director until at least February 1, 2002 if re-elected or when a permanent President and CEO is hired. Of the 700,000 shares, 350,000 shares are immediately exercisable and the remaining 350,000 shares become exercisable only when certain performance criteria are met. Mr. Liang has agreed, at the request of the Board of Directors on January 5, 2001, to continue to serve as Interim President and CEO, without additional compensation other than the extension of his Performance Stock Option Grant, beyond February 1, 2001 and until a new President and CEO is hired. No other Officers and Directors have been granted any stock options.

OPTION GRANTS IN FISCAL 2000

         No other options were granted to the executive officer in fiscal 2000, except those listed above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS
VALUES

The following paragraph sets forth information concerning exercise of options and all unexercised options (whether or not issued under one of the Company's Plans) held by the named executive officer at October 31, 2000.

There was no exercise of stock options by Louis Liang during fiscal 2000. The table under Item 11 more accurately sets out the number of unexercised options held by the named executive officer, Louis Liang.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and notes thereto set forth information regarding the beneficial ownership of the Company's shares of Common Stock as of October 31, 2000 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director, (iii) the named executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares of Common Stock owned.

NAME AND ADDRESS                            AMOUNT AND NATURE OF          PERCENT OF
OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP          CLASS

Kenneth J. Koock                                3,309,846(2)                   13.9%
2 Robin Hill Road
North Caldwell, NJ 07006

Louis Liang (3)                                 1,997,000(4)                    8.4%

William J. Ryan (3)                             1,300,000(5)                    5.4%

Douglas Kruger (3)                                675,000(6)                    2.8%

Vivek Dutta (3)                                   102,000(7)            Less than 1%

All officers and directors as a group           4,154,000(8)                   17.5%


(1) Based on a total of 23,794,598 shares of Common Stock issued and outstanding as of October 31, 2000.
(2) All shares are owned directly, except for 50,000 shares held by custodian for a family member of Mr. Koock and 100,000 shares owned by Mr. Koock's spouse which are included in this total; he disclaims beneficial ownership of such share as well as of any shares which may be owned by other officers and/or stockholders of M.H. Meyerson & Co.
(3)      Address is c/o of the Company.
(4)      Includes presently exercisable options to acquire 1,650,000 shares.
(5)      Includes presently exercisable options to acquire 1,175,000 shares.
(6)      Includes presently exercisable options to acquire 275,000 shares.
(7)      Includes presently exercisable options to acquire 50,000 shares.
(8) Includes 3,150,000 shares of Common Stock issuable upon the exercise of presently exercisable stock options (both qualified under the Plans and non-qualified options issued apart from such Plans) by the officers and directors as a group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since November 1, 1994 Messrs. Liang and Ryan have been employed under an Employment Agreement. (See "Executive Compensation"). During fiscal 2000 and fiscal 1999, the Company paid aggregate commissions of approximately $112,000 and $138,000, respectively, to certain key executives of the Company pursuant to the Agreement.


         Messrs. Liang and Ryan have been jointly engaged in a plan of activity designed to establish and expand the patent and other intellectual property coverage afforded the Company's products and developments in addition to participating in the promotion, marketing and sales of the Company's products. While the applications are filed in the names of the individuals, they have agreed to assign a two-thirds interest therein to the Company when any patents issue. The Company has been paying filing fees and fees of patent counsel in connection with this endeavor.

         The Company paid consulting fees of approximately $28,300 in fiscal 2000 as compared with $8,000 in fiscal 1999.

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

         On January 5, 2001, the Board of Directors passed a resolution to increase the number of the members of the Board to seven (7) with a minimum of five (5) filled at any given time.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report:

         1.    Financial Statements:.....................................Page
                      Report of Independent Auditors.....................  F-1
                      Balance Sheet as of October 31, 2000...............  F-2
                      Statements of Operations for the Years
                               ended October 31, 2000 and 1999...........  F-4
                      Statements of Capital for the Years
                               ended October 31, 2000 and 1999...........  F-5
                      Statements of Cash Flows for the Years
                               ended October 31, 2000 and 1999...........  F-6
                      Notes to Financial Statements......................  F-7

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

               10(a) Reseller Agreement between the Company and Moore U.S.A., Inc., dated September 2, 1997.

               10(b)  Amendment to Reseller Agreement dated September 24,
1997.

               10(c) Technology License Agreement between the Company and Moore U.S.A., Inc. dated September 2, 1997.

               3.     Reports on Form 8-K:

                      There were no reports filed on Form 8-K during Fiscal
2000.

SIGNATURES


Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  1/26/2001                   ANGSTROM TECHNOLOGIES, INC.
      ------------

                                   /s/ Louis Liang
                                   -------------------------------
                                   By: Louis Liang
                                   Louis Liang, Interim President
                                   Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                 TITLE                        DATE


/s/ Louis Liang            Interim President, Chief        1/26/2001
-----------------------    Executive Officer and        ------------------
Louis Liang                Director


/s/ William J. Ryan        Interim Chief Financial           1/26/2001
-----------------------    Officer, Executive Vice-     ------------------
William J. Ryan            President and Director


/s/ Douglas B. Kruger      Secretary and Director           1/26/2001
-----------------------                                 ------------------
Douglas B. Kruger


/s/ Vivek Dutta            Chairman of the                  1/26/2001
-----------------------    Compensation Committee       ------------------
Vivek Dutta                and Director


/s/ Roger Malmrose         Director                         1/26/2001
-----------------------                                 ------------------
Roger Malmrose

                              Financial Statements


                           Angstrom Technologies, Inc.

                                   Years ended
                            October 31, 2000 and 1999
                       with Report of Independent Auditors

                           Angstrom Technologies, Inc.

                              Financial Statements

                      Years ended October 31, 2000 and 1999

                                    CONTENTS

Report of Independent Auditors .........................................F - 1

Audited Financial Statements

Balance Sheet...........................................................F - 2
Statements of Operations................................................F - 4
Statements of Capital ..................................................F - 5
Statements of Cash Flows  ..............................................F - 6
Notes to Financial Statements ..........................................F - 7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Angstrom Technologies, Inc.

We have audited the accompanying balance sheet of Angstrom Technologies, Inc. as of October 31, 2000, and the related statements of operations, capital and cash flows for each of the two years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angstrom Technologies, Inc. at October 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                ERNST & YOUNG LLP

Cincinnati, Ohio
December 14, 2000

                           Angstrom Technologies, Inc.
                                  Balance Sheet
                                October 31, 2000


Assets
Current assets:

      Cash and cash equivalents                          $  409,248
      Short-term investments                                542,973
      Accounts receivable                                   146,375
      Inventories:
            Finished goods                                   98,841
            Work in process                                  47,587
            Raw materials and parts                         661,366
                                                         ----------
                                                            807,794

            Less: inventory reserve                          20,000
                                                         ----------
                                                            787,794

      Prepaid expenses                                        9,305
                                                         ----------
Total current assets                                      1,895,695

Furniture and equipment, at cost                            190,608
      Less: accumulated depreciation                        172,568
                                                         ----------
Net furniture and equipment                                  18,040

Patents, less accumulated amortization of $35,001           152,804
                                                         ----------

Total assets                                             $2,066,539
                                                         ==========

                           Angstrom Technologies, Inc.
                            Balance Sheet (continued)


LIABILITIES AND CAPITAL
Current liabilities:

       Accounts payable                                                      $    30,718
       Accrued liabilities                                                       101,460
                                                                             -----------
Total current liabilities                                                        132,178



Capital:
       Preferred stock, $.01 par value; 5,000,000 shares authorized,
             1,266,120 issued and outstanding (liquidation preference
             of $2.00 per share)                                               2,082,398
       Common stock, $.01 par value; 45,000,000 shares authorized,
             23,794,598 shares issued and outstanding                            237,946
       Additional paid in capital                                              5,132,164
       Accumulated deficit                                                    (5,518,147)
                                                                             -----------
Net capital                                                                    1,934,361
                                                                             -----------

Total liabilities and capital                                                $ 2,066,539
                                                                             ===========



See accompanying notes.

                           Angstrom Technologies, Inc.
                            Statements of Operations

                                                               YEAR ENDED OCTOBER 31,
                                                              2000                 1999
                                                          ---------------------------------
Net sales                                                 $  1,180,693         $    936,587

Cost of sales                                                  467,818              444,980
                                                          ------------         ------------

Gross profit                                                   712,875              491,607

Operating expenses:
      Selling, general and administrative expenses             492,776              420,200
      Research and development expense                         217,980              161,740
                                                          ------------         ------------
        Total operating expenses                               710,756              581,940
                                                          ------------         ------------

Operating income (loss)                                          2,119              (90,333)

Other income (expense):
      Interest expense                                             (89)              (2,900)
      Interest income                                           13,476               30,742
      Dividend income                                           31,627               11,346
      Other income                                               8,708                    -
                                                          ------------         ------------
        Total other income (expense)                            53,722               39,188
                                                          ------------         ------------

Net income (loss)                                               55,841              (51,145)

Less dividend requirement on preferred stock                  (202,579)            (202,579)
                                                          ------------         ------------

Net loss applicable to common stock                       $   (146,738)        $   (253,724)
                                                          ============         ============

BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (0.01)        $      (0.01)
                                                          ============         ============

Weight average number of shares outstanding                 23,794,598           23,724,864
                                                          ============         ============



See accompanying notes.

                  Angstrom Technologies, Inc.
                     Statements of Capital

                                       Preferred Stock               Common Stock           Additional
                                  -------------------------    -------------------------     Paid in     Accumulated        Net
                                    Shares        Amount         Shares       Par Value      Capital        Deficit       Capital
                                  ----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1998        1,294,230    $ 2,128,780     23,637,158   $   236,372   $ 5,059,732   $(5,522,843)   $ 1,902,041
   Conversion of preferred stock     (28,110)       (46,382)       112,440         1,124        45,258             -              -
   Exercise of stock options               -              -         45,000           450         5,175             -          5,625
   Net loss                                -              -              -             -             -       (51,145)       (51,145)
                                  ----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at October 31, 1999        1,266,120      2,082,398     23,794,598       237,946     5,110,165    (5,573,988)     1,856,521
   Modification of stock options           -              -              -             -        21,999             -         21,999
   Net income                              -              -              -             -             -        55,841         55,841
                                  ----------    -----------    -----------   -----------   -----------   -----------    -----------
Balance at October 31, 2000        1,266,120    $ 2,082,398     23,794,598   $   237,946   $ 5,132,164   $(5,518,147)   $ 1,934,361
                                  ==========    ===========    ===========   ===========   ===========   ===========    ===========




See accompanying notes.

                           Angstrom Technologies, Inc.
                            Statements of Cash Flows

                                                               YEAR ENDED OCTOBER 31
OPERATING ACTIVITIES                                           2000              1999
                                                               ----              ----
Net income (loss)                                           $  55,841         $ (51,145)
Adjustment to reconcile net income (loss) to
     net cash provided by operating activities:
        Depreciation and amortization                          19,135            45,984
        Changes in operating assets and liabilities:
           Accounts receivable                                (87,088)          150,161
           Inventory                                          (22,983)           75,274
           Prepaid expenses                                     4,676             8,607
           Accounts payable                                    10,082           (22,548)
           Accrued liabilities                                 48,613           (18,580)
           Customer deposits                                  (27,535)           27,534
                                                            ---------         ---------
Net cash provided by operating activities                         741           215,287

INVESTING ACTIVITIES

     Purchases of furniture and equipment                     (11,886)           (4,902)
     Changes in short-term investments                        (31,627)         (511,346)
     Capitalization of patents                                (20,925)          (23,975)
                                                            ---------         ---------
Net cash used in investing activities                         (64,438)         (540,223)

FINANCING ACTIVITIES

     Exercise of stock options                                      -             5,625
     Modification of stock options                             21,999                 -
     Principal repayments of debt                              (5,911)          (33,100)
                                                            ---------         ---------
Net cash provided by (used in) financing activities            16,088           (27,475)
                                                            ---------         ---------

Net decrease in cash and cash equivalent                      (47,609)         (352,411)
Cash and cash equivalents at beginning of year                456,857           809,268
                                                            ---------         ---------
Cash and cash equivalents at end of year                    $ 409,248         $ 456,857
                                                            =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest                                      $      89         $   2,900
Conversion of preferred stock to common stock               $       -         $  46,382



See accompanying notes.

                           Angstrom Technologies, Inc.
                          Notes to Financial Statements

                            October 31, 2000 and 1999

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

         PATENTS

         The Company has been awarded eleven patents from the U.S. Patent office. The legal fees associated with the application and approval of these patent applications for U.S. and foreign patents have been capitalized. These patent costs are being amortized over a life not to exceed 20 years which is deemed to be the economic life of the patents.

         CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at date of purchase to be cash equivalents.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET LOSS PER COMMON SHARE

         Calculations of net loss per common share are based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding was 23,794,598 for 2000 and 23,724,864 for 1999.

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements under SFAS No. 123.

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

NOTE 2  INVESTMENTS

         All investments at October 31, 2000, consist of a money market fund which is an Institutional Fund comprised of U. S. Government and agency issues, $54,297, commercial paper, $108,595, repurchase agreements, $32,578, certificates of deposit, $124,884, bank and corporate notes, $168,322, and time deposits, $54,297. The investments are classified as held to maturity. All investments inside the fund mature within one year and are carried at cost which approximates market price at October 31, 2000.


See accompanying notes.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)

NOTE 3   ACCRUED LIABILITIES

         At October 31, 2000 accrued liabilities are comprised of the following:

                                                                    2000
                                                              ----------------
                   Accrued litigation                               $  25,000
                   Accrued professional fees                           28,000
                   Accrued commissions                                 24,657
                   Accrued royalties                                    8,378
                   Accrued vacation                                     6,651
                   Accrued salaries                                     8,774
                                                              ----------------

                                                                    $ 101,460
                                                              ================


NOTE 4   PREFERRED STOCK

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

         In 2000 and 1999, Management has determined that available funds are more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividends will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 2000 ($1,329,351) and 1999 ($1,126,772), in arrears. No dividend has been accrued for the year ended October 31, 2000 and 1999. The amount that would have been recorded at October 31, 2000 and 1999, if a dividend had been declared, would have been $202,579 each year. The preferred stock is subject to redemption at the Company's option at $2.00 per share plus any unpaid cumulative dividends with 30-60 days written notice, provided that the closing high bid price for common stock shares is at least $1.00 per share for 10 consecutive trading days.

         See accompanying notes.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)

NOTE 5   LEASES

         Minimum future rental payments under commitments for noncancelable operating leases in effect at October 31, 2000, principally for facilities is:

                          2001                           $15,132
                          2002                            15,132
                          2003                             6,305
                                                         -------

                                                         $36,569
                                                         =======

         Total rent expense under operating leases was $34,779 and $25,509 for the years ended October 31, 2000 and 1999, respectively.

NOTE 6   RESEARCH AND DEVELOPMENT COSTS

         Research and development costs charged to expense during the fiscal years ended October 31, 2000 and 1999 were $217,980 and $161,740, respectively.

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


         See accompanying notes.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)

NOTE 7   STOCK OPTION PLANS (CONTINUED)

         At October 31, 2000, 6,800,000 shares of common stock are reserved for issuance under the Plans.

         Options expire through 2010 based upon the date of grant. Changes in options outstanding under the Plans are as follows:

                                                                WEIGHTED
                                                                 AVERAGE            STOCK OPTION
                                                 SHARES       EXERCISE PRICE         PRICE RANGE
                                            ---------------  ----------------     -----------------

         Balance at October 31, 1998             3,380,000            $ 0.14       $0.01 to $0.44
            Granted                                645,000              0.17
            Exercised                              (45,000)             0.13
                                            ---------------  ----------------
         Balance at October 31, 1999             3,980,000              0.15       $0.01 to $0.44
            Granted                              1,030,000              0.14
            Canceled                              (900,000)             0.13
            Forfeited                              (85,000)             0.14
                                            ---------------  ----------------
         Balance at October 31, 2000             4,025,000            $ 0.14       $0.01 to $0.44
                                            ===============  ================


         The weighted-average fair value of options granted was $0.09 in 2000 and $0.11 in 1999 using the Black-Scholes option pricing model. The weighted-average remaining contractual life of the options outstanding as of October 31, 2000 was 4.48. The weighted-average exercise price of 3,515,000 options exercisable as of October 31, 2000 was $0.14.

         As permissible under Statement of Financial Accounting Standards No. 123, the Company accounts for stock options granted to employees as prescribed by Accounting Principles Board Opinion No. 25, which recognizes compensation cost based upon the intrinsic value of the equity award. The option price under the Plans equals or exceeds the fair market value of the common shares on the date of the grant and, accordingly, no compensation cost have been recognized for stock options granted to employees.

         Compensation expense recorded by the Company for the stock options awarded to non-employees and for award modifications was $26,499 in 2000.

         See accompanying notes.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)

NOTE 7   STOCK OPTION PLANS (CONTINUED)

         The following table represents pro-forma net loss per share had the Company elected to account for the options under the fair-value-based method. In estimating the pro-forma compensation expense for each option granted during 2000 and 1999, the Company used the Black Scholes option pricing model, a risk-free interest rate of 7% and 8%, respectively, expected dividend yield of zero, expected option lives of 1-10 years and 5 years, respectively and expected volatility of 79.4% and 51.80%, respectively.

                                                                2000           1999
                                                            ------------   ------------

         Net loss applicable to common stock as reported     $ (146,738)    $ (253,724)
         Pro-forma net loss                                    (173,006)      (134,924)
         Net loss per common share as reported                    (0.01)         (0.01)
         Pro-forma net loss per common share                      (0.01)         (0.01)


NOTE 8   INCOME TAXES

         Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires the use of the liability method to recognize deferred income tax assets and liabilities, using expected future tax rates. The tax effects of temporary differences at October 31, 2000 is presented below:

         Deferred tax assets:
           Net operating loss                                      $ 1,297,800
           Other, net                                                   13,100
                                                                  -------------
         Total deferred tax assets                                   1,310,900
           Less: valuation allowance                                (1,310,900)
                                                                  -------------
         Net deferred tax asset                                    $         -
                                                                  =============


         The Company has cumulative net operating loss carryforwards of approximately $3,300,000 for federal income tax purposes which expire in the years 2001 to 2018.

         See accompanying notes.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)

NOTE 8   INCOME TAXES (CONTINUED)

         The reconciliation of income tax at the U.S. Federal statutory rate and applicable state tax rates to income tax expense is:

                                                                          YEAR ENDED OCTOBER 31
                                                                      ----------------------------
                                                                        2000                1999

         Tax at U.S. statutory rate and applicable state tax rates    $ 22,100           $ (18,000)
         Tax benefit of net operating loss carryforward                (22,100)                  -
         Loss for which benefit not provided                                 -              18,000
                                                                      ---------          ----------
         Actual tax provision                                         $      -           $       -
                                                                      =========          ==========



NOTE 9   RELATED PARTY TRANSACTIONS

         During the fiscal year ended October 31, 2000, the Company paid approximately $112,000 ($138,000 in 1999) in commissions to certain key executives of the Company in accordance with the employment agreements with the executives which provides that the executives receive an aggregate of 15% of eligible sales plus 10% of the first $1,000,000 of pre-tax profits in each year (so long as pre-tax profits for such year equal or exceed $1,000,000), with a reduced percentage of pre-tax profits in excess of this figure. The Company paid consulting fees of approximately $28,300 in 2000 ($8,000 in 1999) to various members of the Board of Directors and/or Corporate Officers or to entities controlled by them.

         The Company is required to assign to certain executives a 1/3rd interest in any patents or other intellectual property created by the executives which is used in the Company's business. The Company is required to pay the executives a royalty computed at 5% of the gross profit (difference between selling price and direct manufacturing cost, exclusive of overhead) from use of such intellectual property. In the event of termination of the Agreement by the Company, the Company shall have the right to continue to retain exclusive use of the patents and other intellectual properties by paying the executives an amount equal to 10% of gross revenues from products sold which utilize such intellectual property; otherwise, the Company may retain a non-exclusive license to use such intellectual property for a fee of 5% of gross revenues from products sold utilizing such patents. During the year ended October 31, 2000 the Company accrued royalties of approximately $8,378 to the executives ($3,000 in 1999).

         See accompanying notes.

                           Angstrom Technologies, Inc.
                    Notes to Financial Statements (continued)

NOTE 10  SIGNIFICANT CUSTOMERS

         Customers in excess of 10% of net sales for each respective year is as follows:

                                            Year ended October 31,
                                        -------------------------------
                                            2000               1999
                                        --------------   --------------
               Customer A                    2%                18%
               Customer B                    0%                26%
               Customer C                   31%                 0%
               Customer D                   18%                 0%
               Customer E                   10%                 0%


NOTE 11  BASIC AND DILUTED LOSS PER SHARE

         The computation of basic and diluted loss per share is shown below:

                                                                                   YEAR ENDED OCTOBER 31
                                                                            ---------------------------------
                                                                                2000                 1999
                                                                            ------------         ------------
         Numerator:

         Net income (loss)                                                  $     55,841         $    (51,145)
         Preferred stock dividend requirement                                   (202,579)            (202,579)
                                                                            ------------         ------------

         Numerator for basic loss per
               share - net loss applicable to common stock                  $   (146,738)        $   (253,724)
                                                                            ============         ============

         Denominator:

         Denominator for basic and diluted loss per share - weighted
               average shares outstanding                                     23,794,598           23,724,864
                                                                            ============         ============

         Basic and diluted loss per share                                   $      (0.01)        $      (0.01)
                                                                            ============         ============



         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock 5,064,480 shares at October 31, 2000 and 1999 and options outstanding of 4,025,000 and 3,980,000 at October 31, 2000 and 1999, respectively.

         See accompanying notes.