Form 10QSB
period 2001-01-01
ANGSTROM TECHNOLOGIES INC
filed 2001-03-14
CIK 725774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 1, 2001

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

                               Yes  X     No
                                   ---       ---
As of October 31, 2000, there were 23,794,598 shares of Common Stock and 1,266,120 shares of Preferred Stock, outstanding, respectively.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                                      INDEX

PART I.         Financial Information                                         Page No.
                ---------------------                                         --------

                Item 1.      Financial Statements

                             Balance Sheets                                        2-3

                             Statements of Operations                                4

                             Statements of Cash Flows                                5

                             Notes to Financial Statements                         6-7

                Item 2.      Management's discussion and Analysis

                             of Financial Condition and Results of
                             Operations                                            8-9



PART II.        Other Information
                -----------------

                Item 6.      Exhibits                                               10


SIGNATURES                                                                          11

                           Angstrom Technologies, Inc.

                                 Balance Sheets

                                                         JANUARY 31,       OCTOBER 31,
                                                            2001               2000
                                                            ----               ----
                                                         (UNAUDITED)         (NOTE)

ASSETS
Current assets:

      Cash and cash equivalents                          $  353,710        $  409,248
      Short-term investments                                551,673           542,973
      Accounts receivable                                   122,263           146,375
      Inventories:
           Finished goods                                    53,884            98,841
           Work in process                                   67,055            47,587
           Raw materials and parts                          622,607           661,366
                                                         ----------        ----------
                                                            743,546           807,794
           Less: inventory reserve                                -            20,000
                                                         ----------        ----------
                                                            743,546           787,794
      Prepaid expenses                                       18,564             9,305
                                                         ----------        ----------
Total current assets                                      1,789,756         1,895,695

Furniture and equipment, at cost                            193,888           190,608
      Less: accumulated depreciation                        174,263           172,568
                                                         ----------        ----------
Net furniture and equipment                                  19,625            18,040

Patents, less accumulated amortization of $37,419
      and $27,718, respectively                             153,671           152,804
                                                         ----------        ----------

Total assets                                             $1,963,052        $2,066,539
                                                         ==========        ==========



NOTE: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.

                                                               JANUARY 31,         OCTOBER 31,
                                                                  2001                2000
                                                                  ----                ----
                                                               (UNAUDITED)           (NOTE)

LIABILITIES AND CAPITAL
Current liabilities:

      Accounts payable                                         $    37,906         $    30,718
      Accrued liabilities                                           95,804             101,460
                                                               -----------         -----------
Total current liabilities                                          133,710             132,178



Capital:
      Preferred stock, $.01 par value; 5,000,000 shares
        authorized, 1,266,120 issued and outstanding
        (liquidation preference of $2.00 per share)              2,082,398           2,082,398
      Common stock, $.01 par value; 45,000,000
        shares authorized, 23,794,598 shares issued
        and outstanding                                            237,946             237,946
      Additional paid in capital                                 5,132,164           5,132,164
      Accumulated deficit                                       (5,623,166)         (5,518,147)
                                                               -----------         -----------
Net capital                                                      1,829,342           1,934,361
                                                               -----------         -----------

Total liabilities and capital                                  $ 1,963,052         $ 2,066,539
                                                               ===========         ===========



NOTE: The balance sheet at October 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. See accompanying notes.

                           Angstrom Technologies, Inc.

                            Statements of Operations

                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                    ---------------------------------
                                                     JANUARY 31,          JANUARY 31,
                                                        2001                 2000
                                                        ----                 ----

Net sales                                           $    116,831         $    291,242

Cost of sales                                             80,844              100,902
                                                    ------------         ------------

Gross profit                                              35,987              190,340

Selling, general and administrative expenses              97,589              118,378

Research and development expense                          55,375               61,500
                                                    ------------         ------------

Operating income (loss)                                 (116,977)              10,462

Other income (expense):
      Interest expense                                         -                  (89)
      Interest income                                      3,198                3,371
      Dividend income                                      8,700                7,154
      Other income                                            60
                                                    ------------         ------------
                                                          11,958               10,436
                                                    ------------         ------------

Net income (loss)                                       (105,019)              20,898

Less dividend requirement on preferred stock             (50,645)             (50,645)
                                                    ------------         ------------

Net loss applicable to common stock                 $   (155,664)        $    (29,747)

Net loss per common share                           $      (0.01)        $      (0.00)
                                                    ============         ============


Weight average number of shares outstanding           23,794,598           23,794,598
                                                    ============         ============

                           Angstrom Technologies, Inc.

                            Statements of Cash Flows

                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                       ------------------------------
                                                       JANUARY 31,        JANUARY 31,
Operating activities                                       2001              2000
                                                           ----              ----
Net income (loss)                                       $(105,019)        $  20,898
Adjustment to reconcile net income (loss) to
     net cash used in operating activities:
        Depreciation and amortization                       4,113             4,412
        Changes in operating assets
          and liabilities:
           Accounts receivable                             24,112          (123,945)
           Inventory                                       44,248           (24,488)
           Prepaid expenses                                (9,259)           (6,694)
           Accounts payable                                 7,188            14,098
           Accrued liabilities                             (5,656)            5,569
           Customer deposits                                    -           (27,535)
                                                        ---------         ---------
Net cash used in operating activities                     (40,273)         (137,685)

INVESTING ACTIVITIES

Purchases of furniture and equipment                       (3,280)             (553)
Changes in short-term investments                          (8,700)           (7,154)
Capitalization of patents                                  (3,285)           (9,301)
                                                        ---------         ---------
Net cash used in investing activities                     (15,265)          (17,008)

FINANCING ACTIVITIES

Principal repayments of long-term debt                          -            (5,911)
                                                        ---------         ---------
Net cash used in financing activities                           -            (5,911)
                                                        ---------         ---------

Net decrease in cash                                      (55,538)         (160,604)
Cash and cash equivalents at beginning of period          409,248           456,857
                                                        ---------         ---------
Cash and cash equivalents at end of period              $ 353,710         $ 296,253
                                                        =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest                                  $       -         $      89

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2001 is not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.


Note 2 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 2000 ($1,329,351) and 1999 ($1,126,772), in arrears. No dividend was accrued for the years ended October 31, 2000 and 1999. The amount that would have been accrued at October 31, 2000 and 1999, if a dividend had been recorded, would have been $202,579 each year ($.16 per preferred stock share outstanding at November 1, 2000 and 1999). No dividend has been accrued for the three month period ended January 31, 2001. The amount that would have been accrued at January 31, 2000 and 1999, if a dividend had been recorded, would have been $ 50,645 each year.


Note 3 On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock. The Class A purchase warrant expired on December 12, 1998. There were no preferred stock conversions for the three months ended January 31, 2001. The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,532,240.


Note 4 Patents included in the other assets section of the balance sheet are certain costs associated with patents, which are capitalized and amortized over the shorter of their statutory lives or their estimated useful lives using the straight-line method. The Company periodically evaluates the recoverability of these assets in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS #121)."

Note 5 Earnings per common share are calculated based upon a weighted average of shares outstanding after giving effect to the preferred dividend requirements.

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------

Note 6 The computation of basic and diluted earnings (loss) per share is shown below:


                                                                                       THREE MONTHS ENDED
                                                                               ---------------------------------
                                                                                           JANUARY 31,
                                                                                   2001                 2000
                                                                               ------------         ------------
Numerator:

Net income (loss)                                                              $   (105,019)        $     20,898
Preferred stock dividend requirement                                                (50,645)             (50,645)
                                                                               ------------         ------------

Numerator for basic and diluted loss per share - net loss applicable to
     common stock after assumed conversion                                     $   (155,664)        $    (29,747)
                                                                               ============         ============

Denominator:

Denominator for basic and diluted loss per share - weighted
     average shares outstanding                                                  23,794,598           23,794,598
                                                                               ============         ============

Basic loss per share                                                           $      (0.01)        $      (0.00)
                                                                               ============         ============


         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock 5,064,480 shares at January 31, 2001 and 2000 and options outstanding of 4,225,000 and 4,105,000 at January 31, 2001 and 2000, respectively.

Note 7 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at January 31, 2001 and October 31, 2000 are presented below:




                                               January 31,         October 31,
                                                  2001                2000
                                             ---------------     ---------------
Deferred tax assets:
      Net operating loss                          1,167,000           1,297,800
      Other, net                                     13,500              13,100
                                             ---------------     ---------------

      Total deferred tax assets                   1,180,500           1,310,900
      Less: valuation allowance                  (1,180,500)         (1,310,900)
                                             ---------------     ---------------

            Net deferred tax assets          $           -       $            -
                                             ===============     ===============



         The company entered fiscal 2001 with cumulative net operating loss carryforwards of approximately $2,800,000 for federal income tax purposes, which expire in the years 2001 to 2018.

10Q: QUARTER ENDING JANUARY 31, 2001 (Draft 2)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross revenue for the Quarter was $116,831 versus $291,242 for the same Quarter last year and it represented a decrease of 60%. Net loss before tax and dividend was $105,019 versus a net income of $20,898 for the same quarter last year. Gross profit margin also declined from 65.4% to 30.8% comparing to the same quarter a year ago. Selling, general and administrative expenses were $97,589 for the first quarter versus $118,378 for the first quarter a year ago. Selling, general and administrative expenses for the first quarter 2001 reflect lower sales commission paid and continuing cost control efforts partially offset by higher marketing expenditures. Research and development expenses were consistent with the quarter a year ago. Inventory was slightly lower (8%) than the same quarter a year ago. Cash, cash equivalent and short-term investments decreased about 5% or $46,838 compared to the same quarter a year ago.

We anticipated lower revenue for the Quarter, as we discussed in the Annual Report on Form 10-K for the year ended October 31, 2000, nevertheless, we were disappointed to see the substantial decline in sales and gross margin. The main contributing factors were the continuing absence of postal business and one of our key customers experiencing significant slow down in its automotive business. The higher costs for our new products from pre-high-volume production contributed to lower gross profit margin. We continued to experience delays in several governmental projects because of federal budget issues. We also face significant competitions in the traditional market spaces for our products. We do not expect to see significant relief in our traditional businesses in the near future, although we anticipate an overall stronger Second Fiscal Quarter. We are determined to continue to reduce both product costs and prices aggressively and to provide superior customer service and application support to increase our competitiveness in order to retain businesses with our customers and maintain our market share.

On the positive side, the shipments of MoneyCheckers to key customers have continued to increase and we have signed up new major customers such as Burger King and Subway in addition to McDonalds. We have also made inroads into the banking industry by successfully securing several smaller banks as customers. We introduced a new MoneyChecker(TM), the International Model, which can authenticate many foreign currencies, traveler checks, credit cards, money orders, and many corporate checks in addition to the US currency. We have sampled several potential customers and the responses have been very positive. The new product will be available for delivery in April. We fully intend to market them together with our SecurityTonerTM to the financial industry and in several foreign countries. A specialty marketing company has been retained, in addition to our present business partners, to assist us in these efforts. Samples have also been provided to several other marketing companies that sell to the financial industries.

The Luminator(TM) continues to draw substantial interest from the law enforcement agencies and a plan has been initiated to start volume production overseas to accommodate the anticipated demands and reduce costs. Additionally, we expect to regain some business from a major customer that we lost in 1999 and begin some volume shipment of our products in the Second Quarter. GlowHardTM product line is steadily making progress to meet our sales projections. The Stock Certificate authenticators are being shipped in quantities and we expect this trend to continue or even increase in the near future. We believe our direction for our business transformation is the correct one. It will, however, take time for the new products and new markets to become contributing factors to our bottom line as we re-invent ourselves and the new businesses evolve.

We will continue to manage our general and administrative expenses aggressively, while substantially increasing our spending in marketing, new product introductions and R&D, as indicated in our Annual Report on Form 10-K for the year ended October 31, 2000. We expect to see shrinkage in our cash accounts in the coming quarters as these activities continue. The current cash balance, $905,383, remains strong relative to our size and expenditures. We do not anticipate a need to seek outside financial sources in the near future and expect to operate at least through December 31, 2001, the end of the current calendar year, with the existing funds at hand.

As indicated in Note 3 to these financial statements, no preferred dividend has been accrued for the first three months of fiscal 2001 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue development and marketing expenditures.

The annual stockholders meeting for Fiscal 2000 is scheduled for March 26, 2001. Meeting notice and Proxy have been mailed on February 22, 2001.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

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

Dated: March 14, 2001