Form 10QSB
period 2001-04-30
ANGSTROM TECHNOLOGIES INC
filed 2001-06-14
CIK 725774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2001

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

                               Yes  X     No
                                   ---       ---
As of October 31, 2000, there were 23,794,598 shares of Common Stock and 1,266,120 shares of Preferred Stock, outstanding, respectively.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                                      INDEX
                                      -----

PART I.      Financial Information                                   Page No.
             ---------------------                                  ----------

             Item 1.  Financial Statements

                      Balance Sheets                                    2-3

                      Statements of Operations                            4

                      Statements of Cash Flows                            5

                      Notes to Financial Statements                     6-7

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                        8-9



PART II.     Other Information
             -----------------

             Item 6.  Exhibits                                           10


SIGNATURES                                                               11

                           Angstrom Technologies, Inc.
                           ---------------------------
                                 Balance Sheets
                                 --------------

                                                          APRIL 30,        OCTOBER 31,
                                                          ---------        -----------
                                                            2001              2000
                                                            ----              ----
                                                         (UNAUDITED)         (NOTE)

ASSETS
Current assets:

   Cash and cash equivalents                             $  703,961        $  409,248
   Short-term investments                                         -           542,973
   Accounts receivable                                      150,004           146,375
   Inventories:
      Finished goods                                        113,764            98,841
      Work in process                                             -            47,587
      Raw materials and parts                               612,786           661,366
                                                         ----------        ----------
                                                            726,550           807,794
      Less: inventory reserve                                     -            20,000
                                                         ----------        ----------
                                                            726,550           787,794
   Prepaid expenses                                           4,466             9,305
                                                         ----------        ----------
Total current assets                                      1,584,981         1,895,695

Furniture and equipment, at cost                            214,791           190,608
   Less: accumulated depreciation                           176,220           172,568
                                                         ----------        ----------
Net furniture and equipment                                  38,571            18,040

Patents, less accumulated amortization of $39,875
   and $35,001, respectively                                168,510           152,804
                                                         ----------        ----------

Total assets                                             $1,792,062        $2,066,539
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

                           Angstrom Technologies, Inc.
                           ---------------------------
                           Balance Sheets (continued)
                           --------------------------


                                                             APRIL 30,          OCTOBER 31,
                                                             ---------          -----------
                                                               2001                2000
                                                               ----                ----
                                                            (UNAUDITED)           (NOTE)

LIABILITIES AND CAPITAL
Current liabilities:

   Accounts payable                                         $    69,216         $    30,718
   Accrued liabilities                                           78,759             101,460
                                                            -----------         -----------
Total current liabilities                                       147,975             132,178



Capital:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,266,120 issued and outstanding
    (liquidation preference of $2.00 per share)               2,082,398           2,082,398
   Common stock, $.01 par value; 45,000,000
    shares authorized, 23,794,598 shares issued
    and outstanding                                             237,946             237,946
   Additional paid in capital                                 5,132,164           5,132,164
   Accumulated deficit                                       (5,808,421)         (5,518,147)
                                                            -----------         -----------
Net capital                                                   1,644,087           1,934,361
                                                            -----------         -----------

Total liabilities and capital                               $ 1,792,062         $ 2,066,539
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

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------

                                               Three Months Ended                        Six Months Ended
                                       --------------------------------          ---------------------------------
                                        April 30,             April 30,           April 30,             April 30,
                                        ---------             ---------           ---------             ---------
                                           2001                 2000                 2001                  2000
                                           ----                 ----                 ----                  ----

Net sales                              $    168,993         $    434,201         $    285,824         $    725,443

Cost of sales                               125,116              104,762              205,960              205,664
                                       ------------         ------------         ------------         ------------
Gross profit                                 43,877              329,439               79,864              519,779

Selling, general and
   administrative expenses                  165,802              127,807              263,392              246,185

Research and development
   expense                                   71,948               73,700              127,323              135,200
                                       ------------         ------------         ------------         ------------
Operating income (loss)                    (193,873)             127,932             (310,851)             138,394

Other income (expense):
   Interest expense                               -                    -                    -                  (89)
   Interest income                              609                2,437                3,807                5,808
   Dividend income                            4,897                7,562               13,597               14,716
   Other income                               3,112                    -                3,173                    -
                                       ------------         ------------         ------------         ------------
                                              8,618                9,999               20,577               20,435
                                       ------------         ------------         ------------         ------------
Net income (loss)                          (185,255)             137,931             (290,274)             158,829

Less dividend requirement on
   preferred stock                          (50,645)             (50,645)            (101,290)            (101,290)
                                       ------------         ------------         ------------         ------------

Net income (loss) applicable to
   common stock                        $   (235,900)        $     87,286         $   (391,564)        $     57,539

Net income (loss) per
   common share                        $      (0.01)        $       0.00         $      (0.02)        $       0.00
                                       ============         ============         ============         ============

Weight average number of
   shares outstanding                    23,794,598           23,794,598           23,794,598           23,794,598
                                       ============         ============         ============         ============

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)
                                   -----------


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   ---------------------------         -----------------------------
                                                    APRIL 30,        APRIL 30,          APRIL 30,         APRIL 30,
                                                    ---------        ---------          ---------         ---------
OPERATING ACTIVITIES                                  2001              2000              2001              2000
                                                      ----              ----              ----              ----
Net income (loss)                                  $(185,255)        $ 137,931         $(290,274)        $ 158,829
Adjustment to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation and amortization                     4,413             5,491             8,526             9,903
     Changes in operating assets
       and liabilities:
        Accounts receivable                          (27,741)          (22,607)           (3,629)         (146,552)
        Inventory                                     16,996           (22,119)           61,244           (46,607)
        Prepaid expenses                              14,098             5,431             4,839            (1,263)
        Accounts payable                              31,310            (4,212)           38,498             9,886
        Accrued liabilities                          (17,045)            6,877           (22,701)           12,446
        Customer deposits                                  -                 -                 -           (27,535)
                                                   ---------         ---------         ---------         ---------
Net cash provided by (used in)
  operating activities                              (163,224)          106,792          (203,497)          (30,893)

INVESTING ACTIVITIES

Purchases of furniture and equipment                 (20,903)           (3,788)          (24,183)           (4,341)
Changes in short-term investments                    551,673            (7,561)          542,973           (14,715)
Capitalization of patents                            (17,295)           (2,259)          (20,580)          (11,560)
                                                   ---------         ---------         ---------         ---------
Net cash provided by (used in)
  investing activities                               513,475           (13,608)          498,210           (30,616)

FINANCING ACTIVITIES

Principal repayments of long-term debt                     -                 -                 -            (5,911)
                                                   ---------         ---------         ---------         ---------
Net cash used in financing activities                      -                 -                 -            (5,911)
                                                   ---------         ---------         ---------         ---------

Net increase (decrease) in cash                      350,251            93,184           294,713           (67,420)
Cash and cash equivalents at
  beginning of period                                353,710           296,253           409,248           456,857
                                                   ---------         ---------         ---------         ---------
Cash and cash equivalents at
  end of period                                    $ 703,961         $ 389,437         $ 703,961         $ 389,437
                                                   =========         =========         =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                             $       -         $       -         $       -         $      89

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2001 is not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.


Note 2 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 2000 ($1,329,351) and 1999 ($1,126,772), in arrears. No dividend was accrued for the years ended October 31, 2000 and 1999. The amount that would have been accrued at October 31, 2000 and 1999, if a dividend had been recorded, would have been $202,579 each year ($.16 per preferred stock share outstanding at November 1, 2000 and 1999). No dividend has been accrued for the six month period ended April 30, 2001. The amount that would have been accrued at April 30, 2001 and 2000, if a dividend had been recorded, would have been $ 101,290 each year.


Note 3   On December 22, 1993, the Company completed the issuance of
         1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock. The Class A purchase warrant expired on December 12, 1998. There were no preferred stock conversions for the six months ended April 30, 2001. The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,532,240.


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

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 6 The computation of basic and diluted earnings (loss) per share is shown below:



                                                                                      Six Months Ended
                                                                              ---------------------------------
                                                                                         April 30,
                                                                                   2001                2000
                                                                              ------------         ------------
Numerator:

Net income (loss)                                                             $   (290,274)        $    158,829
Preferred stock dividend requirement                                              (101,290)            (101,290)
                                                                              ------------         ------------

Numerator for basic and diluted earnings (loss) per share - net income
    (loss) applicable to common stock after assumed conversion                $   (391,564)        $     57,539
                                                                              ============         ============

Denominator:

Denominator for basic and diluted earnings (loss) per share - weighted
    average shares outstanding                                                  23,794,598           23,794,598
                                                                              ============         ============

Basic income (loss) per share                                                 $      (0.02)        $       0.00
                                                                              ============         ============


         Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock 5,064,480 shares at April 30, 2001 and 2000 and options outstanding of 4,225,000 and 3,295,000 at April 30, 2001 and 2000, respectively.


Note 7 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at April 30, 2001 and October 31, 2000 are presented below:


                                         APRIL 30,          October 31,
                                            2001               2000
                                       -----------         -----------
Deferred tax assets:
    Net operating loss                   1,240,400           1,297,800
    Other, net                              14,000              13,100
                                       -----------         -----------

    Total deferred tax assets            1,254,400           1,310,900
    Less: valuation allowance           (1,254,400)         (1,310,900)
                                       -----------         -----------

        Net deferred tax assets        $         -         $         -
                                       ===========         ===========





         The company entered fiscal 2001 with cumulative net operating loss carryforwards of approximately $2,800,000 for federal income tax purposes, which expire in the years 2001 to 2018.

10Q: QUARTER ENDING APRIL 30, 2001

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross revenue for the Second Fiscal Quarter 2001 just ended was $168,993 versus $434,201 for the same Quarter a year ago and it represented a decrease of 61%. Net loss before tax and dividend was $185,255 versus a net income of $137,931 for the same quarter last year. Gross profit margin declined from 76% to 26% comparing to the same quarter a year ago. Selling, general and administrative expenses were $165,802 for the fiscal quarter just ended versus $127,807 for the same period a year ago. Higher selling, general and administrative expenses reflected significant increase in marketing and sales expenditures in spite of lower sales commission paid and continuing cost control efforts. Research and development expenses were consistent with the same quarter a year ago. Inventory continues to shrink (10%) comparing to the same period a year ago. Cash, cash equivalent and short-term investments decreased about 23% or $211,537 as compared to the same quarter a year ago.

We had projected higher revenue for the Second Fiscal Quarter just ended in comparison to the First Fiscal Quarter in 2001, as discussed in the 10Q Report in January 2001 ($168,993 for the second fiscal quarter versus $113,831 in the first fiscal quarter or an improvement of 48%). We were disappointed that the results did not meet the goal we have set for ourselves. The main factor was the continuing weakness in the postal business while we were aided by a substantial increase in the postal business the same Quarter a year ago. The substantial price reductions in postal inks, other chemicals and higher costs for our new products from pre-volume production contributed to significantly lower gross profit margin. Governmental projects continued to be negatively affected by the federal budget issues. We do not expect to see relief in our traditional businesses in the near future. The Company must continue its focus on new products and new applications.

On the positive side, the shipment of MoneyCheckers to key customers have continued to increase and we have engaged a company that carries a broad product portfolio for McDonald's to pro-actively promote and sell the MoneyCheckers to McDonald's world wide. We continue to make progress with the banking and financial industry by signing up sales representatives that specialize in this market segment. The newly received and volume manufactured MoneyCheckers should improve our gross profit margin. We introduced a new MoneyChecker(TM), the Mobile Model. It can be operated with four AA size batteries for more than five hours continuously. We target this new model for Parking Garage, Toll Booth, and other environments where AC outlets are not readily available. We have also successfully concluded a long-term sales agreement with one of the key contractors of the US Postal Services.

All 45 claims in the patent application for the MoneyChecker(TM) have been ruled patentable by the PCT examiner. It has now entered the national phase in the USA, Canada, Europe and Japan. We have also received a new international patent on our scanner technologies. At present, there are more than six new patent applications pending.

As projected in the last 10Q report, we have regained some business from a major customer that was lost in 1999 and began some volume shipment of new products in the Fiscal Quarter just ended. Although there is no guarantee such business will substantially improve our revenue stream and bottom line, we believe this re-established business relationship should continue to grow. The Stock Certificate authenticators continue to be well received in the market place and we are shipping them to our business partner in quantities under the exclusive agreement signed in last October.

We continue to believe that the direction for our business transformation is the right one. It will, however, take time for the new products, new markets and new applications to become contributing factors to our bottom line as we re-invent ourselves and the new businesses evolve. Moving forward, we must make do with the diminishing benefits from the postal business.

We continue to manage our general and administrative expenses prudently while substantially increase our spending in marketing, new product introductions and R&D, as indicated in our Annual Report on Form 10-K for the year ended October 31, 2000. We expect to see shrinkage in our cash accounts in the coming fiscal quarters as these activities continue.

The current cash balance, $703,961, remains strong relative to our size and expenditures. We do not anticipate a need to seek outside financial sources in the near future. We expect to operate at least through December 31, 2001, the end of the current calendar year, with the existing funds at hand.

The law suits with the former President and CEO of the Company continue. While the Company believes that they are without merit, a reserve has been taken to cover some of the anticipated legal expenses.

The annual stockholders meeting for Fiscal 2000 was held on March 26, 2001 in Erlanger, Kentucky. The shareholders re-elected all the members in the Board of Directors. Management introduced several new products in the meeting and Mr. Tony Petrucci, Director of Marketing and Sales, made a brief presentation on our Marketing and Sales direction.

As indicated in Note 2 to these financial statements, no preferred dividend has been accrued for the first six months of fiscal 2001 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue development and marketing expenditures.

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

Dated: June 14, 2001