Form 10QSB
period 2001-07-31
ANGSTROM TECHNOLOGIES INC
filed 2001-09-14
CIK 725774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

                               Yes  X     No
                                   ---       ---
As of October 31, 2000, there were 23,794,598 shares of Common Stock and 1,266,120 shares of Preferred Stock, outstanding, respectively.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                      ---     ---

                                      INDEX
                                      -----

PART I.    Financial Information                                      Page No.
           ---------------------                                      --------

           Item 1.    Financial Statements

                      Balance Sheets                                    2-3

                      Statements of Operations                            4

                      Statements of Cash Flows                            5

                      Notes to Financial Statements                     6-8

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                       9-11



PART II.   Other Information
           -----------------

           Item 6.    Exhibits                                           12


SIGNATURES                                                               12

                       Angstrom Technologies, Inc.
                       ---------------------------
                             Balance Sheets
                             --------------


                                                       JULY 31,      OCTOBER 31,
                                                       --------      -----------
                                                         2001           2000
                                                         ----           ----
                                                      (UNAUDITED)       (NOTE)
ASSETS
Current assets:
      Cash and cash equivalents                        $  534,746     $  409,248
      Short-term investments                                 --          542,973
      Accounts receivable, no allowance necessary         143,826        146,375
      Advances to suppliers                                33,371           --
      Inventories:
           Finished goods                                 128,415         98,841
           Work in process                                   --           47,587
           Raw materials and parts                        594,673        661,366
                                                       ----------     ----------
                                                          723,088        807,794
           Less: inventory reserve                           --           20,000
                                                       ----------     ----------
                                                          723,088        787,794
      Prepaid expenses                                     13,503          9,305
                                                       ----------     ----------
Total current assets                                    1,448,534      1,895,695

Furniture and equipment, at cost                          218,408        190,608
      Less: accumulated depreciation                      180,854        172,568
                                                       ----------     ----------
Net furniture and equipment                                37,554         18,040

Patents, less accumulated amortization of $42,278
      and $35,001, respectively                           172,687        152,804
                                                       ----------     ----------
Total assets                                           $1,658,775     $2,066,539
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

                       Angstrom Technologies, Inc.
                       ---------------------------
                       Balance Sheets (continued)
                       --------------------------

                                                             JULY 31,        OCTOBER 31,
                                                             --------        -----------
                                                               2001             2000
                                                               ----             ----
                                                            (UNAUDITED)         (NOTE)
LIABILITIES AND CAPITAL
Current liabilities:
      Accounts payable                                      $    38,363      $    30,718
      Accrued liabilities                                        80,146          101,460
                                                            -----------      -----------
Total current liabilities                                       118,509          132,178


Capital:
      Preferred stock, $.01 par value; 5,000,000 shares
        authorized, 1,266,120 issued and outstanding
        (liquidation preference of $2.00 per share)           2,082,398        2,082,398
      Common stock, $.01 par value; 45,000,000
        shares authorized, 23,794,598 shares issued
        and outstanding                                         237,946          237,946
      Additional paid in capital                              5,132,164        5,132,164
      Accumulated deficit                                    (5,912,242)      (5,518,147)
                                                            -----------      -----------
Net capital                                                   1,540,266        1,934,361
                                                            -----------      -----------
Total liabilities and capital                               $ 1,658,775      $ 2,066,539
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

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)
                                   -----------

                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                    ------------------------------      ------------------------------
                                      JULY 31,          JULY 31,           JULY 31,          JULY 31,
                                      --------          --------           --------          --------
                                        2001              2000              2001              2000
                                        ----              ----              ----              ----
Net sales                           $    163,642      $    262,369      $    449,466      $    987,812

Cost of sales                             76,490           155,741           282,450           361,405
                                    ------------      ------------      ------------      ------------
Gross profit                              87,152           106,628           167,016           626,407

Selling, general and
      administrative expenses            118,995           100,929           382,387           347,114

Research and development
      expense                             76,939            70,692           204,262           205,892
                                    ------------      ------------      ------------      ------------
Operating income (loss)                 (108,782)          (64,993)         (419,633)           73,401

Other income (expense):
      Interest expense                      --                --                --                 (89)
      Interest income                          3             3,777             3,810             9,585
      Dividend income                      4,607             8,234            18,204            22,950
      Other income                           351             6,838             3,524             6,838
                                    ------------      ------------      ------------      ------------
                                           4,961            18,849            25,538            39,284
                                    ------------      ------------      ------------      ------------
Net income (loss)                       (103,821)          (46,144)         (394,095)          112,685

Less dividend requirement on
      preferred stock                    (50,644)          (50,644)         (151,934)         (151,934)
                                    ------------      ------------      ------------      ------------
Net loss applicable to
      common stock                  $   (154,465)     $    (96,788)     $   (546,029)     $    (39,249)

      Net loss per common share     $      (0.01)     $      (0.00)     $      (0.02)     $      (0.00)
                                    ============      ============      ============      ============
Weighted average number of
      shares outstanding              23,794,598        23,794,598        23,794,598        23,794,598
                                    ============      ============      ============      ============

                           Angstrom Technologies, Inc.
                           ---------------------------
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          ------------------------      ------------------------
                                                          JULY 31,       JULY 31,       JULY 31,        JULY 31,
OPERATING ACTIVITIES                                        2001           2000           2001           2000
                                                          ---------      ---------      ---------      ---------
Net income (loss)                                         $(103,821)     $ (46,144)     $(394,095)     $ 112,685
Adjustment to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                         7,037          4,629         15,563         14,532
        Changes in operating assets
          and liabilities:
            Accounts receivable                               6,178         87,847          2,549        (58,705)
            Advances to suppliers                           (33,371)          --          (33,371)          --
            Inventory                                         3,462         34,210         64,706        (12,397)
            Prepaid expenses                                 (9,037)        (2,638)        (4,198)        (3,901)
            Accounts payable                                (30,853)        (9,367)         7,645            519
            Accrued liabilities                               1,387          5,670        (21,314)        18,115
            Customer deposits                                  --             --             --          (27,534)
                                                          ---------      ---------      ---------      ---------
Net cash provided by (used in)
     operating activities                                  (159,018)        74,207       (362,515)        43,314

INVESTING ACTIVITIES
Purchases of furniture and equipment                         (3,617)        (2,095)       (27,800)        (6,436)
Changes in short-term investments                              --           (8,235)       542,973        (22,950)
Capitalization of patents                                    (6,580)        (1,315)       (27,160)       (12,875)
                                                          ---------      ---------      ---------      ---------
Net cash provided by (used in)
     investing activities                                   (10,197)       (11,645)       488,013        (42,261)

FINANCING ACTIVITIES
Principal repayments of long-term debt                         --             --             --           (5,911)
                                                          ---------      ---------      ---------      ---------
Net cash used in financing activities                          --             --             --           (5,911)
                                                          ---------      ---------      ---------      ---------
Net increase (decrease) in cash                            (169,215)        62,562        125,498         (4,858)
Cash and cash equivalents at
     beginning of period                                    703,961        389,437        409,248        456,857
                                                          ---------      ---------      ---------      ---------
Cash and cash equivalents at
     end of period                                        $ 534,746      $ 451,999      $ 534,746      $ 451,999
                                                          =========      =========      =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest                                    $    --        $    --        $    --        $      89

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 1 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 2001 is not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.


Note 2 The preferred stock issued December 22, 1993 provided for an annual cumulative dividend to be paid on November 1st each year. Management has determined that available funds would be more prudently utilized in its ongoing research and development efforts and as a result no accrual or payment of dividend will be made until such time as sufficient cash flows are generated from operations. Management intends to hold the dividend payable as of October 31, 2000 ($1,329,351) and 1999 ($1,126,772), in arrears. No dividend was accrued for the years ended October 31, 2000 and 1999. The amount that would have been accrued at October 31, 2000 and 1999, if a dividend had been recorded, would have been $202,579 each year ($.16 per preferred stock share outstanding at November 1, 2000 and 1999). No dividend has been accrued for the nine month period ended July 31, 2001. The amount that would have been accrued at July 31, 2001 and 2000, if a dividend had been recorded, would have been $ 151,934 each year.


Note 3 On December 22, 1993, the Company completed the issuance of 1,725,000 units of its securities through a public offering, resulting in net proceeds of $2,838,454 after offering expenses. Each unit consists of one share of the redeemable convertible preferred stock and one Class A redeemable common stock purchase warrant. Each share of preferred stock is convertible into four shares of the Company's common stock. The Class A purchase warrant expired on December 12, 1998. There were no preferred stock conversions for the nine months ended July 31, 2001. The preferred stock has a liquidation preference of $2.00 per share, an aggregate of $2,532,240.


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

                           ANGSTROM TECHNOLOGIES, INC.
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (UNAUDITED)
                                   -----------


Note 6    The computation of basic and diluted loss per share is shown below:

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     -----------------------------       ------------------------------
                                                                 JULY 31,                           JULY 31,
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
Numerator:

Net income (loss)                                    $   (103,821)     $    (46,144)     $   (394,095)     $    112,685
Preferred stock dividend requirement                      (50,644)          (50,644)         (151,934)         (151,934)
                                                     ------------      ------------      ------------      ------------
Numerator for basic and diluted loss per
     share - net loss applicable to common
     stock after assumed conversion                  $   (154,465)     $    (96,788)     $   (546,029)     $    (39,249)
                                                     ============      ============      ============      ============
Denominator:

Denominator for basic and diluted loss per
     share - weighted average shares outstanding       23,794,598        23,794,598        23,794,598        23,794,598
                                                     ============      ============      ============      ============
Basic and diluted loss per share                     $      (0.01)     $      (0.00)     $      (0.02)     $      (0.00)
                                                     ============      ============      ============      ============








          Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share above because to do so would have been antidulitive are as follows: convertible preferred stock 5,064,480 shares at July 31, 2001 and 2000 and options outstanding of 4,225,000 and 3,295,000 at July 31, 2001 and 2000, respectively.


Note 7 The tax effects of the net operating loss carryforwards and temporary differences that give rise to deferred income tax assets and a corresponding valuation allowance at July 31, 2001 and October 31, 2000 are presented below:

                                          JULY 31,       October 31,
                                           2001             2000
                                        -----------      -----------
Deferred tax assets:
      Net operating loss                  1,281,500        1,297,800
      Other, net                             14,500           13,100
                                        -----------      -----------
      Total deferred tax assets           1,296,000        1,310,900
      Less: valuation allowance          (1,296,000)      (1,310,900)
                                        -----------      -----------
            Net deferred tax assets     $      --        $      --
                                        ===========      ===========

          The company entered fiscal 2001 with cumulative net operating loss carryforwards of approximately $2,800,000 for federal income tax purposes, which expire in the years 2001 to 2018.

Note 8 In August 2000, the former President and CEO of the Company filed a lawsuit against the Company alleging that he is due certain royalties from products he allegedly helped to develop while employed by the Company. The case is currently in the discovery stage. The Company in conjunction with outside legal counsel has assessed the Company's exposure relative to this claim to be approximately $25,000 which was reserved in fiscal year 2000. While the Company believes that the lawsuit is without merit, the Company will continue to assess the adequacy of the reserve.

Note 9 In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, requires implementation by the Company in the fourth quarter of fiscal 2001. The Company has reviewed the provisions of SAB 101 and anticipates that implementation of the Bulletin will not have a significant effect on the Company's consolidated financial statements.

          In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The Company reviewed the provisions of FIN 44 and implementation of these guidelines did not have a material impact on the Company's consolidated financial statements.

          In September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF requires that all shipping and handling amounts billed to a customer in a sale transaction be classified as revenue. The EITF also states that a company cannot net the shipping and handling costs against the shipping and handling revenues in the financial statements. The EITF requires implementation by the Company in the fourth quarter of fiscal 2001. The Company has reviewed the provisions of EITF 00-10 and does anticipate that the implementation of the consensus will have a significant effect on the Company's consolidated financial statements.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (FASB No. 142) which supersedes APB Opinion No. 17, "Intangible Assets". FASB No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. FASB No. 142 is effective for fiscal 2002. The Company is currently assessing the Statement and does not anticipate that the adoption of FASB No. 142 will have a material impact on the consolidated financial statements.

10Q: QUARTER ENDING JULY 31, 2001


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross revenue for the Third Fiscal Quarter 2001 just ended July 31, 2001 was $163,642 versus $262,369 for the same fiscal Quarter a year ago and it represented a decrease of 37.6%. It was essentially flat when compared to the last fiscal (2nd) Quarter ($168,993). Net loss before tax and dividend was $103,821 versus a net loss of $46,144 for the same fiscal quarter last year and net loss of $185,255 for the last fiscal (2nd) Quarter. Had we not invested resources in marketing, sales, product promotions and R&D for future revenue and growth, we would be close to breaking even. Gross profit margin improved from 40.6% to 53.3% comparing to the same fiscal Quarter a year ago and 26% for the last fiscal (2nd) Quarter. One of the contributing factors for the improvement was the availability of volume manufactured Money-Checkers for sales. We anticipate gross profit margin to remain at about 50% in the coming quarter. Selling, general and administrative expenses were $118,995 for the fiscal quarter just ended versus $100,929 for the same period a year ago (or a 17.9% increase). Selling, general and administrative expenses reflected lower sales commission paid, continuing cost control efforts and significant increase in marketing and sales expenditures. We expect to continue investing in marketing and sales programs for at least one more fiscal quarter. Research and development expenses were slightly higher than the same fiscal Quarter a year ago ($76,939 Vs $70,692 or an 8.8% increase). All R&D programs will be reviewed at the end of fiscal 2001 to determine if they should be continued. Inventory continues to shrink (8.2%) comparing to the same period a year ago. Cash, cash equivalent and short-term investments decreased about 44% or $417,475 as compared to the same quarter a year ago.

We continue to manage our general and administrative expenses prudently while substantially increased our spending in marketing, new product introductions and R&D, as stated in our Annual Report on Form 10-K for the year ended October 31, 2000. We expect to see continuing shrinkage in our cash accounts in the coming fiscal quarter due to these activities. The current cash balance, $534,746, remains strong relative to our size and expenditures. We do not anticipate a need to seek outside financial sources in the near future and expect to operate at least through December 31, 2001, the end of the current calendar year, with the existing funds at hand.

The Company experienced weakness across many market segments of its business except the new products. We do not anticipate relief in our traditional businesses in the present economic and business environment. The Company must continue its focus on new products and new applications. Postal business remained weak in spite of successfully signing an exclusive supplier agreement with a major postal contractor. We were pleased to see continuing chemical shipments to a key customer we have recently regained, the steady demand in Stock Certificate authentication market, and healthy business for the MoneyCheckers. Another bright spot was the Government sector where we made small shipments to the INS after repeated postponements due to their lack of funds. We anticipate receiving additional purchase orders from the INS prior to the end of the current Federal fiscal year (September 30, 2001). We also received a letter of intent from a major security document printer for the laser SecurityTonertm technology. It is too early, however, to forecast if any substantial business would develop from the aforementioned activities.

Although we have introduced a series of new products and made headway in transforming the Company, the sell cycles of our new products are taking longer than anticipated. The down economy and federal budget issues also presented major obstacles to our progress. The Management continues to believe the new business strategy and product positioning we have adapted are the right ones for the Company. It will, however, take time for the new products, new markets and new applications to become contributing factors to our bottom line as we re-invent ourselves and the new businesses evolve. Moving forward, we must make do with the diminishing benefits of the postal business. For the next three to five months, it will be most crucial for us to turn our recent efforts and progresses into revenue and profits. We are aggressively working toward these goals.

The end of the fiscal Third Quarter in 2001 also marked the second anniversary of the interim management. We have not been successful in recruiting qualified candidates at affordable compensations to replace the interim management. We shall continue to recruit and investigate alternative options. For the time being, interim management has agreed to continue to serve the Company on an interim basis until the end of the current fiscal year.

The US PTO has recently allowed a new continuation-in-process (CIP) OCR patent with 26 claims. This patent should further strengthen our Intellectual Property position in fluorescent image detection and signal processing. We also expect several international patents to be granted in the coming months under PCT.

In August 2000, the former President and CEO of the Company filed a lawsuit against the Company alleging that he is due certain royalties from products he allegedly developed while employed by the Company. The case is currently in the discovery stage and the Company has recently won a protective order on documents pertaining to Company confidential financial and business matters. While the Company believes that the lawsuit is without merit, the Company will continue to assess the adequacy of the reserve.

As indicated in Note 2 to these financial statements, no preferred dividend has been accrued for the first nine months of fiscal 2001 since management has determined to conserve available funds and maintain the Company's liquidity in light of its needs to continue development and marketing expenditures.

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

Dated: September 14, 2001